Form 10KSB
period 2000-12-31
TILLMAN INTERNATIONAL INC
filed 2001-03-09
CIK 1130126

SEC File No.  0-32131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

Commission file number: 0-32131

TILLMAN INTERNATIONAL, INC.
(Name of Small business Issuer in its charter)

UTAH

State or other jurisdiction of Incorporation or organization.

87-0429950
I.R.S. Employer Identification No.

350 South 400 East, No. 105
Salt Lake City, Utah 84111
(Address of principal executive offices)(Zip code)

Issuer's telephone number: (801)532-6202

Securities registered under Section 12(b) of the Act: None.
Name of Each exchange on which registered: None.
Securities registered under Section 12 (g) of the Act:
Common Stock  (Title of class).

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _____ No X .

The aggregate market value of the voting stock held by non- affiliates as of December 31, 2000, was nil.

Issuer involved in bankruptcy proceedings during past five years.
N/A.

The number of shares issued and outstanding as of February 16, 2001, was common stock, 1,557,500.

DOCUMENTS INCORPORATED BY REFERENCE.
Any documents incorporated by reference in this report is stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes     No  X
                                                   -----  -----

                                     PART I

Item 1. Description of Business.

  Tillman International, Inc. (the "Company") was organized on November 21, 1985, under the laws of the State of Utah, having the purpose of any lawful business. Initially, the Company had authorized capital of 50,000,000 shares of common stock, par value of $.001 per share. In approximately March 1986 the Company sold 5,000,000 shares of its common stock at $.02 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933 and which offering was registered with the Utah Division of Securities. The Company realized net proceeds of approximately $78,000. The Company invested in a miniature car race track in Las Vegas, Nevada, which venture was unsuccessful. Formerly the Company was known as Sabre, Inc., and on October 2, 2000, restated its articles of incorporation changing its name to Tillman International, Inc., and providing for authorized capital of 40,000,000 shares of common stock, par value of $.001 per share.

  The Company voluntarily filed a registration statement on Form 10-SB to make information concerning itself more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Exchange Act will enhance the Company's efforts to acquire or merge with an operating business.

  The Company is obligated to file certain interim and periodic reports including an annual report with audited financial statements.

  Any company that is merged into or acquired by the Company will become subject to the same reporting requirements as the Company. Thus, if the Company successfully completes an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits the Company's possible acquisitions or merger because private companies either do not have audited financial statements or are unable to produce audited statement without delay and expense.

  The Company's principal offices are located at the office of its president at 350 South 400 East, Suite 105, Salt Lake City, Utah 84111 and its telephone number is (801)532-6200.

Company's Business

  The Company has no recent operating history. No representation is made, and none is intended, that the Company has the ability to carry on future business activities successfully. Further, there is no assurance that the Company will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that will be of material value to the Company.

  Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities. Presently the Company has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger. Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources

  Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to the Company's officers and directors members of the financial community, and consultants. The Company presently has no intention of hiring a consultant or consultants but reserves the right to do so if deemed advisable. Because of the Company's lack of resources the Company will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations. Most likely the Company will have to rely on outside sources, not otherwise associated with the Company, that will accept compensation only upon a successful acquisition or merger.

  The Company will not limit its search to any specific industry or type of business. The Company may investigate and acquire a venture that is in its preliminary or development stage, is already in operation, or in various stage of its corporate existence or development. Management is unable to determine the status or nature of any venture in which the Company may participate. A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded. Mostly likely the acquisition or merger would involve an operating business desiring to have a public trading market for its shares. Management believes that the Company could provide such an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available to them. Management may also engage other to assist in the analysis of the business opportunities. Because of the Company's lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation. It is unlikely that the Company will receive a fairness opinion regarding any business opportunities.

  In the evaluation consideration will be given to several factors including but not limited to potential benefits to the Company, working capital requirements, operating history, competition present and anticipated, future growth prospects, stage of development or exploration, future funding requirements, management, profit potential and other factors deemed relevant to the specific circumstances.

  All potential risks cannot be identified because the Company has not yet identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or if the business is already operating, that it will continue operating successfully or at a profit. Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

  The Company is unable to determine the manner in which it may participate or be a part of a business opportunity. Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined. The manner in which the Company participates will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength. Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership. The Company does not intend to participate in business opportunities through the purchase of minority stock positions. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

  With limited assets and no recent operating history it is anticipated that if the Company successfully enters into a transaction with an operating business opportunity existing shareholders will experience substantial dilution and a probable change in control of the Company. Most likely, the owners of the business opportunity will acquire control of the Company in the transaction. Management has not set any guideline as to the amount of control it would offer to prospective business opportunities. Management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

Risk Factors.

  The Company's endeavors are subject to substantial risks. The risks associated with a potential acquisition have been discussed. In addition, the Company has no assets and no sources of revenues. The Company will not have any revenues until it makes an acquisition. No assurance is given that any acquisition will result in revenues or profits for the Company.

  Uncertain Structure of any Future Acquisition. Any future acquisition could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises. Great uncertainty exists about any future acquisitions or transaction involving the Company and another entity or person or persons.

  Penny Stock Risks. The Company's common stock may be considered to be a "penny stock" as that term is defined in the Federal Regulations, Section 240.3a51-1. Penny stocks have a price of less than $5.00, are not traded on a "recognized" national exchange, their prices are not quoted on NASDAQ, or is issued by a Company that has less than net tangible asset of $2,000,000 if the issuer has been in continuous operation for more than three years or $5,000,000 if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the past three years.

   For the Company's shares no public market has existed in the past ten years or longer. Any trading of the Company's shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Securities Exchange Act of 1934 require broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. No assurance can be given that after the Company makes any acquisition its shares of common stock may still be deemed to be a penny stock

Government Regulation.

  The Company's business activities are subject to general governmental regulations. In addition, the Company is obligated to file periodic reports as required by the Securities Exchange Act of 1934. The Company is deemed to be a "small business issuer" as that term is defined in Regulation SB adopted by the Securities and Exchange Commission. A "Small Business Issuer" is defined as an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's securities held by non-affiliates) of $25 million or more.

Principal Products or Services.

  None.

Competition

  The Company faces competition from numerous other companies that are seeking an acquisition and business opportunity. Some of these companies have significant liquid assets which may provide a competitive advantage to those companies. No assurance can be given that the Company will successfully find a suitable acquisition.

Facilities, Equipment and Employees

  The Company's offices are located at the office of its president in Salt Lake City, Utah. The Company has no employees.

Research and Development, Patents, Trademarks, Licenses,
Franchises, Concessions, Royalty Agreements or Labor Contracts.

  The Company has no research and development, no patents, trademarks, licenses, franchises, concessions, royalty agreements, nor labor contracts.

Need for Governmental Approval of Principal Products or Services.

  None.

Inflation.

  The Company believes that inflation has little impact on its business affairs.

Item 2.  Description of Property.

  None.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  During the fourth quarter on September 20, 2000, the Company's security holders took action without a shareholder meeting as to the adoption of a plan of quasi reorganization, a reverse split on the basis of one share for ten shares, adoption of Restated Articles of Incorporation, and the adoption of Bylaws. The Company solicited no proxies. All matters were adopted by 8,000,000 votes.

Part II.
Item 5. Market for Common Equity and Related Stock Matters.

  There is no public trading market for the Company's common equity. During the period covered by this report the Company made no sale or other disposition of its shares of common stock. The Company has approximately 190 shareholders.

  The Company will attempt to be listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., or other listing medium. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended and by the NASD. It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for the Company's shares to be published by such service and any trades that may occur. If and when the Company's shares are listed the share prices may be volatile and subject to broad price movements.

  Further, the Company's equity shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 ("Exchange Act"), commonly referred to as the "Penny Stock" rule. Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g- 9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

  Generally a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to certain limited exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting certain criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. Once shares are deemed to be a penny stock, trading in the shares then becomes subject to additional rules relating to sales practices for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor has assets in excess of $1,000,000 or annual income exceeding $200,000, or with spouse annual income of $300,000.

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser's written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, he rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker- dealers to trade and/or maintain the Company's common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

  The Company has not declared nor paid cash dividends nor made distributions in the past. The Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

  The Company is a development stage company as it has limited assets, operations and income. It is believed that for the next twelve months only limited capital will be required to maintain the Company's operations and any such funds needed will be loaned by the officers and directors of the Company. These expenses will pertain to the Company maintaining itself as an entity and filing appropriate reports with the Securities and Exchange Commission. It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than the Company could obtain in an arms length transaction. If the Company is able to accomplish an acquisition or merger with an operating business or is able to obtain significant financing its ability to continue as a going concern may be in doubt.

  Management believes that inflation has not and will not have a material effect on the Company's operations. When the Company accomplishes a merger or acquisition management will evaluate the possible effects of inflation on operations and its business.

Plan of Operation

  During the twelve months the Company will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because the Company has no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If the Company determines to employ outside advisers or consultants in its search for business opportunities, the Company may have to attempt to raise additional funds. As of this date the Company has no plans to engage outside advisers or consultants or to attempt to raise additional capital. If the Company seeks to raise capital, most likely it would attempt a private placement of its securities. Because of the Company's current status, a public sale of securities or borrowing from commercial sources are unlikely. As of December 31, 2000, the Company had no current assets and current liabilities of $1,400.

  For the year ended December 31, 2000, and for the period ended December 31, 1999, there were no revenues and expenses were $100 with a net loss of $(100) and for the calendar year ended December 31, 2000, the Company had no revenues and expenses of $1,300 with a net loss of $(1,300).

Recent Accounting Pronouncements

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "earning Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15 "Earnings Per Share." SFAS no. 128 provides for the calculation of "Basic" and Dilutive" earnings per share. Basic earnings per share includes no dilution is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and No. 129 are effective for financial statements issued for periods ending after December 15, 1997.

The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements.

  SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  SFAS Nos. 130 and 131 are effective for financial statements for period beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

Inflation

  In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000 Issues

  Because of the limited nature of the Company's operations, it is believed that the Year 2000 issues will not affect the Company. The Company incurred no expenses regarding compliance with any Year 2000 issues.

Item 7. Financial Statements.

  Financial statements for the years ended December 31, 2000, and 1999.

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                              Financial Statements

                                December 31, 2000

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Directors
Tillman International (formerly Sabre, Inc.)
Salt Lake City, Utah

         We have audited the accompanying balance sheet of Tillman International (formerly Sabre, Inc.)(a Utah Corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion,  the  financial  statements  referred to above  present fairly, in all material respects, the financial position of Tillman International (formerly Sabre, Inc.) at December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Crouch, Bierwolf & Associates


Salt Lake City, UT
January 12, 2001

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                                  Balance Sheet

                                     ASSETS

                                                                    December 31,
                                                                        2000
                                                                    ------------
CURRENT ASSETS                                                      $       --

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes payable                                                          200
     Notes payable - related party (Note 7)                               1,200
                                                                    ------------

     Total Current Liabilities                                            1,400

STOCKHOLDERS' EQUITY

     Common Stock 40,000,000 shares
        authorized at $.001 par value;
        1,557,500 shares issued and outstanding                           1,557
     Capital in Excess of Par Value                                      (1,657)
     Deficit accumulated during development stage,
        since December 31, 1999 (Note 5)                                 (1,300)
                                                                    ------------

     Total Stockholders' Equity                                          (1,400)
                                                                    ------------

                                                                    $       --
                                                                    ============


     The accompany notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                            Statements of Operations

                                        For the Year         For the Year
                                           Ended                Ended
                                         December 31,         December 31,
                                           2000                  1999
                                      ----------------     ----------------

REVENUE                               $          --        $          --


EXPENSES

         General and Administrative             1,200                 --
                                      ----------------     ----------------

         Total Expenses                         1,200                 --

NET INCOME (LOSS) - Before Taxes                 --                   --

         Taxes (Note 2)                           100                  100

INCOME (LOSS)                         $        (1,300)     $          (100)

Loss Per Common Share (Note 1)        $          --        $          (.07)
                                      ================     ================
Average Outstanding Shares (Note 1)         1,490,833                1,457
                                      ================     ================



     The accompany notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2000


                                                                              Capital in
                                           Common             Common           Excess of        Accumulated
                                           Shares              Stock           Par Value           Deficit
                                      ----------------   ----------------   ----------------   ----------------

Balance at December 31, 1998                1,457,500    $         1,457    $       107,843    $      (116,500)

Shares issued for relief of debt
   for $.07 (Note 6)                          100,000                100              7,100               --

Net loss for December 31, 1999                   --                 --                 --                 (100)

Quasi Reorganization (Note 5)                    --                 --             (116,600)           116,600
                                      ----------------   ----------------   ----------------   ----------------

Balance at December 31, 1999                1,557,500              1,557             (1,657)             --

Net loss for the Year                            --                 --                 --               (1,300)
                                      ----------------   ----------------   ----------------   ----------------

Balance at December 31, 2000                1,575,500    $         1,557    $        (1,657)   $        (1,300)
                                      ================   ================   ================   ================




     The accompany notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                            Statements of Cash Flows

                                              For the Year     For the Year
                                                 Ended            Ended
                                               December 31,     December 31,
                                                  2000             1999
                                             --------------   --------------

CASH FLOWS FROM
  OPERATING ACTIVITIES

      Net Income (Loss)                      $      (1,300)   $        (100)
      Increase (Decrease)
       in Accounts Payable/Interest Payable          1,300              100
                                             --------------   --------------
                                                       --               --

CASH FLOWS FROM
      INVESTING ACTIVITIES                             --               --

CASH FLOWS FROM
      FINANCING ACTIVITIES

         Issuance of Common Stock for Cash             --               --
         Issuance of Note Payable for Cash             --               --
                                             --------------   --------------
                                                       --               --

INCREASE (DECREASE) IN CASH

      AND CASH EQUIVALENTS                             --               --
      --------------------

CASH AND CASH EQUIVALENTS
      AT THE BEGINNING OF PERIOD                       --               --

CASH AND CASH EQUIVALENTS

      AT END OF PERIOD                        $        --      $        --

CASH PAID DURING THE PERIOD FOR:

         Interest                            $         --     $         --
         Income Taxes                        $         --     $         --



     The accompany notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business - Sabre, Inc. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

      Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

NOTE 2 -INCOME TAXES

      The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 2000 and was applied retroactively.

      Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

      Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

      The Company has cumulative net operating loss carryforwards of approximately $100,000 at December 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2000 have been offset by valuation reserves of the same amount.

      The Company has available approximately $100,000 in net operating loss carryforwards that will begin to expire in the year 2005.

NOTE 3 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.


     The accompany notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                December 31, 2000


NOTE 4 - REVERSE STOCK SPLIT/RECAPITALIZATION

      During the year ended December 31, 1999, the Board of Directors authorized a 10 for 1 reverse split.

NOTE 5 - QUASI REORGANIZATION

      On September 19, 2000, the Stockholders of the Company approved the following plan of informal quasi reorganization:

      (1) The accumulated deficit of December 31, 1999 is charged off to additional paid in capital.

      This transaction resulted in the elimination of $116,600 of accumulated deficit at the date of reorganization and a decrease in additional paid in capital of $116,600 .

         The following schedule summarizes the changes in retained earnings:

                    Balance 1999 (pre quasi)                 $     (116,600)
                    Quasi reorganization                            116,600
                                                             ----------------
                    Balance December 31, 1999 (restated)     $         --
                                                             ================

NOTE 6 - COMMON STOCK

      On March 11, 1999 the Company issued 100,000 shares in relief of indebtedness at a value of $.07 per share.

NOTE 7 - NOTES PAYABLE - RELATED PARTY

      The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $1,200. The unsecured note carries no interest rate and is due on demand.

NOTE 8 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern. It is the intent of the Company to find additional capital funding and/or a profitable business venture to acquire or merge.



     The accompany notes are an integral part of these financial statements

Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

  None.

Part III.

Item 9. Directors, Executive Officers, Promoters, and Control
Persons

  The executive officers and directors of the Company are as follows:

         Name, Age and Office
         --------------------
         Wallace Boyack, 59, Director, President, and Chief Financial
         Officer.
         350 South 400 East, No. 105
         Salt Lake City, Utah 84111

         Thomas Harkness, 56, Director and Secretary.
         40 South 600 East
         Salt Lake City, Utah 84102

         Jacki Bartholomew, 39, Director
         350 South 400 East, No. 105
         Salt Lake City, Utah 84111

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 59, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice as a lawyer. Mr. Boyack is an officer and a director of Lance Systems, Inc., a company with public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., a company which has a trading market for its shares of common equity.

  Thomas L. Harkness, age 56, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Lance Systems, Inc., a company with public shareholders.

  Jacki Bartholomew, age 39, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has been employed as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Lance Systems, Inc., a company with public shareholders.

  The Company's president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company does not have any standing committees.

  None of the  officers  or  directors  of the  Company has during the past five
years,   been  involved  in  any  events  (such  as  petitions  in   bankruptcy,
receivership or insolvency, criminal convictions, or proceedings relating to securities violations).

Officer Remuneration

  As of December 31, 2000, the Company had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

  The Company's directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were timely filed.

Item 10. Executive Compensation

  During the year ended December 31, 2000, the Company paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long- term incentive awards were issued or granted to the Company's management during the year ended December 31, 2000.

  There are no arrangements for the compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address             Amount and Nature of           Percent
of Beneficial Owner          Beneficial Ownership         Of Class(1)

Wallace Boyack                            830,000             53
350 So. 400 East No.105
Salt Lake City, Utah 84111

David S. Jensen                           130,500              8
1567 Amblewood Lane
Salt Lake City, Utah 84117

Nevada Agency & Trust Co.                 100,000              7
1700 Coronet Drive
Reno, Nevada 89509

AstroStar, Inc.                            78,750              5
(Address unknown to Company)
                                       ----------          -------
                                        1,136,250             73


Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 830,000 or 53% of the issued and outstanding shares.

  (1) Based on 1,557,500 shares of common stock outstanding as of December 31, 2000.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2000, the Company's president advanced funds for the payment of corporate expenses in the amount of $1,200.

Item. 13 EXHIBITS

No.     Description

3(i)    Articles of Incorporation                Previously filed
 (ii)   Bylaws                                   Previously filed

27      Financial Data Summary

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2000.

Signatures

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TILLMAN INTERNATIONAL, INC.

                            Date: March 7, 2001.


                            By: /s/Wallace Boyack
                            -----------------------------------
                            Wallace Boyack, President and Chief
                            Financial Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                            By: /s/Wallace Boyack
                            ----------------------------------
                            Wallace Boyack, President and Director
                            Date: March 7, 2001.

                            By: /s/Thomas L. Harkness
                            -----------------------------------
                            Thomas L. Harkness, Secretary and Director
                            Date: March 7, 2001.