Form 10QSB
period 2001-03-31
TILLMAN INTERNATIONAL INC
filed 2001-05-04
CIK 1130126

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001

Commission File Number 0-32131

                           TILLMAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                             87-0429950
              ----                                             ----------
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)

350 South 400 East, No. 350
Salt Lake City, Utah 84111
(Address of principal executive offices)

Registrant's telephone number including area code:(801)532-6200.

Not Applicable
Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [X]   No [ ]


As of March 31, 2001, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.

PART I
ITEM I - FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by Tillman International, Inc. (the "Company", "Registrant", "we", "us", or "our"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of our operations from January 1, 2001, through March 31, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)

                              Financial Statements

                            March 31, 2001 (Reviewed)
                              and December 31, 2000

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                                 Balance Sheets

                                                                       December
                                                           March 31,      31,
                                                              2001       2000
                                                            -------    -------
                                                          (Unaudited)

                                     Assets

Current Assets                                              $  --      $  --
                                                            =======    =======

                       Liabilities & Stockholders' Equity

Current Liabilities

   Taxes Payable                                            $   200    $   200
   Interest Payable                                              30       --
   Note Payable - Related Party (Note 7)                      1,200      1,200
                                                            -------    -------

       Total Current Liabilities                              1,430      1,400

Stockholders' Equity

   Common Stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding                  1,557      1,557
   Capital in Excess of Par Value                            (1,657)    (1,657)
   Accumulated Deficit                                       (1,330)    (1,300)
                                                            -------    -------

       Total Stockholders' Equity                            (1,430)    (1,400)
                                                            -------    -------

       Total Liabilities & Stockholders' Equity             $  --      $  --
                                                            =======    =======


    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                            Statements of Operations

                                               For the Three     For the Three    For the
                                               Months Ended      Months Ended   Year Ended
                                                  March 31,        March 31,    December 31,
                                                    2001             2000           2000
                                              ----------------   ------------   -----------
                                                 (Unaudited)      (Unaudited)
Revenue                                       $           --     $       --     $      --

Expenses

   General and Administrative                             --             --           1,200
   Interest Expense                                         30           --            --
                                              ----------------   ------------   -----------

       Total Expenses                                       30           --           1,200

Net Income (Loss) - Before Taxes                           (30)          --          (1,200)

   Taxes (Note 2)                                         --             --             100

Income (Loss)                                 $            (30)  $       --     $    (1,300)
                                              ================   ============   ===========

   Loss Per Common Share (Note 1)             $           --     $       --     $      --
                                              ================   ============   ===========

   Average Outstanding Shares (Note 1)               1,557,500      1,490,833     1,557,500
                                              ================   ============   ===========


    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                        Statement of Stockholders' Equity
                  From December 31, 1998 through March 31, 2001

                                                              Capital In
                                        Common      Common     Excess of   Accumulated
                                        Shares       Stock     Par Value     Deficit
                                       ---------   ---------   ---------    ---------
Balance at December 31, 1998           1,457,500   $   1,457   $ 107,843    $(116,500)

Shares issued for relief of debt
 for $.07 (Note 6)                       100,000         100       7,100         --

Net loss for Year Ended
December 31, 1999                           --          --          --           (100)

Quasi Reorganization (note 5)               --          --      (116,600)     116,600
                                       ---------   ---------   ---------    ---------

Balance at December 31, 1999           1,557,500       1,557      (1,657)        --

Net loss for the Year Ended
December 31, 2000                           --          --          --         (1,300)
                                       ---------   ---------   ---------    ---------

Balance at December 31, 2000           1,557,500       1,557      (1,657)      (1,300)

Net loss for the Period Ended
March 31, 2001                              --          --          --            (30)
                                       ---------   ---------   ---------    ---------

Balance, March 31, 2001
(Unaudited)                            1,557,500   $   1,557   $  (1,657)   $  (1,330)
                                       =========   =========   =========    =========


    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                            Statements of Cash Flows

                                                For the Three    For the Three      For the
                                                Months Ended     Months Ended     Year Ended
                                                  March 31,        March 31,      December 31,
                                                    2001             2000             2000
                                               ---------------   ------------       -------
                                                 (Unaudited)      (Unaudited)

Cash Flows from Operating Activities

   Net Income (Loss)                           $           (30)  $       --         $(1,300)
   Increase (Decrease) in Accounts Payable/
     Interest Payable                                       30           --           1,300
                                               ---------------   ------------       -------

                                               ---------------   ------------       -------

Cash Flows from Investing Activities                      --             --            --

Cash Flows from Financing Activities                      --             --            --
                                               ---------------   ------------       -------

       Increase (Decrease in Cash and
       Cash Equivalents                                   --             --            --

       Cash and Cash Equivalents at
       Beginning of Period                                --             --            --
                                               ---------------   ------------       -------

       Cash and Cash Equivalents at
       End of Period                           $          --     $       --         $  --
                                               ===============   ============       =======

Cash Paid During the Period for:

   Interest                                    $          --     $       --         $  --
   Income Taxes                                           --             --            --



    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                 March 31, 2001

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

NOTE 2 - INCOME TAXES

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

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                 March 31, 2001

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

         The following schedule summarizes the changes in retained earnings:

                           Balance 1999 (pre quasi)                $  (116,600)
                           Quasi reorganization                        116,600
                                                                   -----------
                           Balance December 31, 1999 (restated)    $        -
                                                                   ===========

NOTE 6 - COMMON STOCK

         On March 11, 1999 the Company issued 100,000 shares in relief of indebtedness at a value of $.07 per share.

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                 March 31, 2001

NOTE 7 - NOTES PAYABLE - RELATED PARTY

         The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $1,200. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at March 31, 2001 is $30.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plant of Operation.

         We have not engaged in any material operations during the period ended March 31, 2001. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

         Our only foreseeable cash requirements during the next twelve month will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us. Any loan will not be on terms less favorable than we could obtain from a commercial lender.

Result of Operation.

         For the quarter ended March 31, 2001, we had no operations. We had no revenues and incurred $30 of interest expense.

         This Report makes certain forward-looking statements. We advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: our ability to find a suitable business venture that will benefit us, our ability to investigate a potential business venture, and our ability to determine all information about a business venture.

Part II.

Item 1.  Legal Proceedings.  None, not applicable.

Item 2.  Changes in Securities. None, not applicable.

Item 3.  Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's Shareholders. None, not applicable.

Item 5.  Other Information. None, not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         A. EXHIBITS

No.      Description
---      -----------
3(i)     Restated Articles of Incorporation-previously filed.
 (ii)    Bylaws-previously filed.

         B. Reports on Form 8-K.
         During the period we filed no reports on Form 8-K.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 4, 2001
       -----------

Tillman International, Inc.


By /s/ Wallace Boyack
---------------------
       Wallace Boyack,
       President and Chief Executive Officer

By /s/ Wallace Boyack
---------------------
       Wallace Boyack,
       Chief Financial Officer