Form 10QSB
period 2001-06-30
TILLMAN INTERNATIONAL INC
filed 2001-08-10
CIK 1130126

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission File Number 0-32131

                           TILLMAN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        UTAH                                                87-0429950
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

350 South 400 East, No. 350
Salt Lake City, Utah 84111
(Address of principal executive offices)

Registrant's telephone number including area code:(801)532-6200.

Not Applicable
Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No
                                    ------    ----


As of June 30, 2001, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of our operations from January 1, 2001, through June 30, 2001 and from April 1, 2001 through June 30, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)

                              Financial Statements

                            June 30, 2001 (Unaudited)
                              and December 31, 2000

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                                 Balance Sheets

                                                                     June 30,       December 31,
                                                                       2001             2000
                                                                ----------------  ----------------
                                                                  (Unaudited)

                                     Assets

Current Assets                                                  $           --    $           --
                                                                ================  ================

                       Liabilities & Stockholders' Equity

Current Liabilities

   Taxes Payable                                                $            200  $            200
   Interest Payable                                                           60              --
   Note Payable - Related Party (Note 7)                                   1,200             1,200
                                                                ----------------  ----------------
       Total Current Liabilities                                           1,460             1,400

Stockholders' Equity

   Common Stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding                               1,557             1,557
   Capital in Excess of Par Value                                         (1,657)           (1,657)
   Accumulated Deficit                                                    (1,360)           (1,300)
                                                                ----------------  ----------------
       Total Stockholders' Equity                                         (1,460)           (1,400)
                                                                ----------------  ----------------
       Total Liabilities & Stockholders' Equity                 $           --          $     --
                                                                ================  ================



    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                            Statements of Operations

                                               For the Three    For the Three     For the Six       For the Six        For the
                                               Months Ended     Months Ended     Months Ended      Months Ended      Year Ended
                                                  June 30,        June 30,         June 30,          June 30,       December 31,
                                                   2001             2000             2001             2000              2000
                                              ---------------  ---------------  ---------------  ---------------  ---------------
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                       $          --    $          --    $          --    $           --   $          --

Expenses

   General and Administrative                            --               --               --                --             1,200
   Interest Expense                                        30             --                 60              --              --
                                              ---------------  ---------------  ---------------  ---------------  ---------------
       Total Expenses                                      30             --                 60              --             1,200

Net Income (Loss)
     - Before Taxes                                       (30)            --                (60)             --            (1,200)

   Taxes (Note 2)                                        --               --               --                --               100

Income (Loss)                                 $           (30) $          --    $           (60) $           --   $        (1,300)
                                              ===============  ===============  ===============  ===============  ===============
   Loss Per Common Share
     (Note 1)                                 $          --    $          --    $          --    $           --   $          --
                                              ===============  ===============  ===============  ===============  ===============
   Average Outstanding Shares
     (Note 1)                                       1,557,500        1,557,500        1,557,500        1,557,500        1,490,833
                                              ===============  ===============  ===============  ===============  ===============




    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                        Statement of Stockholders' Equity
                  From December 31, 1998 through June 30, 2001

                                                                                  Capital In
                                                  Common            Common         Excess of       Accumulated
                                                  Shares            Stock          Par Value         Deficit
                                              ---------------  ---------------  ---------------  ---------------

Balance at December 31, 1998                        1,457,500  $         1,457  $       107,843  $      (116,500)

Shares issued for relief of debt
 for $.07 (Note 6)                                    100,000              100            7,100             --

Net loss for Year Ended
December 31, 1999                                        --               --               --               (100)

Quasi Reorganization (note 5)                            --               --           (116,600)         116,600
                                              ---------------  ---------------  ---------------  ---------------
Balance at December 31, 1999                        1,557,500            1,557           (1,657)            --

Net loss for the Year Ended
December 31, 2000                                        --               --               --             (1,300)
                                              ---------------  ---------------  ---------------  ---------------
Balance at December 31, 2000                        1,557,500            1,557           (1,657)          (1,300)

Net loss for the Period Ended
June 30, 2001 (Unaudited)                                --               --               --                (60)
                                              ---------------  ---------------  ---------------  ---------------
Balance, June 30, 2001
(Unaudited)                                         1,557,500  $         1,557  $        (1,657) $        (1,360)
                                              ===============  ===============  ===============  ===============




    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                            Statements of Cash Flows


                                                For the Six       For the Six       For the
                                               Months Ended      Months Ended      Year Ended
                                                  June 30,        June 30,        December 31,
                                                   2001             2000             2000
                                              ---------------  ---------------  ---------------
                                                (Unaudited)      (Unaudited)
Cash Flows from Operating Activities

   Net Income (Loss)                          $           (60) $          --    $        (1,300)
   Increase (Decrease) in Accounts Payable/
     Interest Payable                                      60             --              1,300
                                              ---------------  ---------------  ---------------
                                                         --               --               --

Cash Flows from Investing Activities                     --               --               --

Cash Flows from Financing Activities                     --               --               --

       Increase (Decrease in Cash and
       Cash Equivalents                                  --               --               --

       Cash and Cash Equivalents at
       Beginning of Period                               --               --               --
                                              ---------------  ---------------  ---------------
       Cash and Cash Equivalents at
       End of Period                          $          --    $          --    $          --
                                              ===============  ===============  ===============
Cash Paid During the Period for:

   Interest                                   $          --    $          --    $          --
   Income Taxes                                          --               --               --




    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                  June 30, 2001

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

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                  June 30, 2001

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

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                                  June 30, 2001

NOTE 7 - NOTES PAYABLE - RELATED PARTY

         The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $1,200. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at June 30, 2001 is $60.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Plant of Operation.
  We have not engaged in any material operations during the period ended June 30, 2001. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operation.
  For the quarter ended June 30, 2001, we had no operations. We had no revenues and incurred $30 of interest expense.

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

Item 2. Changes in Securities. None, not applicable.

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders. None, not applicable.

Item 5. Other Information. None, not applicable.


Item 6. Exhibits and Reports on Form 8-K.
         A. EXHIBITS
No.   Description
3(i) Restated Articles of Incorporation-previously filed.
 (ii) Bylaws-previously filed.

         B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   August 9, 2001

Tillman International, Inc.


By /s/ Wallace Boyack
---------------------
       Wallace Boyack
       President and Chief Executive Officer

By /s/ Wallace Boyack
---------------------
       Wallace Boyack
       Chief Financial Officer