Form 10QSB
period 2001-09-30
TILLMAN INTERNATIONAL INC
filed 2001-11-13
CIK 1130126

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

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

Not Applicable
Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.              Yes x             No
                                                   -----            ----


As of September 30, 2001, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of our operations from January 1, 2001, through September 30, 2001 and from July 1, 2001, through September 30, 2001. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)

                              Financial Statements

                         September 30, 2001 (Unaudited)
                              and December 31, 2000

                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                                 Balance Sheets

                                                            September  December
                                                             30, 2001  31, 2000
                                                             -------    -------
                                                            (Unaudited)

                                     Assets
                                     ------

Current Assets                                               $  --      $  --
                                                             =======    =======

                       Liabilities & Stockholders' Equity
                       ----------------------------------

Current Liabilities

   Taxes Payable                                             $   200    $   200
   Interest Payable                                              110       --
   Note Payable - Related Party (Note 7)                       2,767      1,200
                                                             -------    -------

       Total Current Liabilities                               3,077      1,400

Stockholders' Equity

   Common Stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding                   1,557      1,557
   Capital in Excess of Par Value                             (1,657)    (1,657)
   Accumulated Deficit                                        (2,977)    (1,300)
                                                             -------    -------

       Total Stockholders' Equity                             (3,077)    (1,400)
                                                             -------    -------

       Total Liabilities & Stockholders' Equity              $  --      $  --
                                                             =======    =======


    The accompanying notes are an integral part of these financial statements


                                                     Tillman International, Inc.
                                                       (Formerly Sabre, Inc.)
                                                        Statements of Operations

                                                                                                   For the               For the
                                                               For the Three Months Ended     Nine Months Ended        Year Ended
                                                           September    September   September     September             December
                                                           30, 2001     30, 2000    30, 2001       30, 2000             31, 2000
                                                        -----------    ---------   -----------    ---------           -----------
                                                          (Unaudited) (Unaudited)  (Unaudited)   (Unaudited)

Revenue                                                 $      --      $    --     $      --      $    --             $      --
                                                        -----------    ---------   -----------    ---------           -----------

Expenses

   General and
     Administrative                                           1,567         --           1,567         --                   1,200
   Interest Expense                                              50         --             110         --                    --
                                                        -----------    ---------   -----------    ---------           -----------

       Total Expenses                                         1,617         --           1,677         --                   1,200

Net Income (Loss)
     - Before Taxes                                          (1,617)        --          (1,677)        --                  (1,200)

   Taxes (Note 2)                                              --           --            --           --                     100
                                                        -----------    ---------   -----------    ---------           -----------

Income (Loss)                                           $    (1,617)   $    --     $    (1,677)   $    --             $    (1,300)
                                                        ===========    =========   ===========    =========           ===========

   Loss Per Common Share
     (Note 1)                                           $      --      $    --     $      --      $    --             $      --
                                                        ===========    =========   ===========    =========           ===========

   Average Outstanding Shares
     (Note 1)                                             1,557,500    1,557,500     1,557,500    1,557,500             1,490,833
                                                        ===========    =========   ===========    =========           ===========


    The accompanying notes are an integral part of these financial statements


                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                        Statement of Stockholders' Equity
                From December 31, 1998 through September 30, 2001

                                                                                    Capital In
                                                               Common     Common     Excess of   Accumulated
                                                               Shares     Stock      Par Value      Deficit
                                                             ---------   ---------   ---------    ---------

Balance at December 31, 1998                                 1,457,500   $   1,457   $ 107,843    $(116,500)

Shares issued for relief of debt
 for $.07 (Note 6)                                             100,000         100       7,100         --

Net loss for Year Ended
December 31, 1999                                                 --          --          --           (100)

Quasi Reorganization (note 5)                                     --          --      (116,600)     116,600
                                                             ---------   ---------   ---------    ---------

Balance at December 31, 1999                                 1,557,500       1,557      (1,657)        --

Net loss for the Year Ended
December 31, 2000                                                 --          --          --         (1,300)
                                                             ---------   ---------   ---------    ---------

Balance at December 31, 2000                                 1,557,500       1,557      (1,657)      (1,300)

Net loss for the Period Ended
September 30, 2001 (Unaudited)                                    --          --          --         (1,677)
                                                             ---------   ---------   ---------    ---------

Balance, September 30, 2001
(Unaudited)                                                  1,557,500   $   1,557   $  (1,657)   $  (2,977)
                                                             =========   =========   =========    =========


    The accompanying notes are an integral part of these financial statements


                           Tillman International, Inc.
                             (Formerly Sabre, Inc.)
                            Statements of Cash Flows

                                                                                   For the
                                                     For the Nine Months Ended   Year Ended
                                                      September      September    December
                                                      30, 2001       30, 2000     31, 2000
                                                      ----------    ----------   ----------
                                                     (Unaudited)    (Unaudited)

Cash Flows from Operating Activities

   Net Income (Loss)                                  $  (1,677)    $     --     $   (1,300)
   Increase (Decrease) in Accounts Payable/
     Interest Payable                                        110          --          1,300
                                                      ----------    ----------   ----------

                                                          (1,567)         --        --

Cash Flows from Investing Activities                        --            --        --
                                                                                 -------

Cash Flows from Financing Activities

   Issuance of Note Payable for Cash                       1,567          --        --
                                                         -------    ----------   -------

       Increase (Decrease in Cash and
       Cash Equivalents                                     --            --        --

       Cash and Cash Equivalents at
       Beginning of Period                                  --            --        --
                                                      ----------    ----------   ----------

       Cash and Cash Equivalents at
       End of Period                                  $    --       $     --     $  --
                                                      ==========    ==========   ==========

Cash Paid During the Period for:

   Interest                                   $  --      $     --     $  --
   Income Taxes                                  --            --        --


    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                               September 30, 2001

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

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                               September 30, 2001

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

         The following schedule summarizes the changes in retained earnings:

       Balance 1999 (pre quasi)                     $     (116,600)
       Quasi reorganization                                  116,600
                                                    ----------------
       Balance December 31, 1999 (restated)         $             -
                                                    ================

NOTE 6 - COMMON STOCK

         On March 11, 1999 the Company issued 100,000 shares in relief of indebtedness at a value of $.07 per share.

                           Tillman International, Inc.
                             (formerly Sabre, Inc.)
                        Notes to the Financial Statements
                               September 30, 2001

NOTE 7 - NOTES PAYABLE - RELATED PARTY

         The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $1,200. During the quarter ended September 30, 2001, the Company's President paid for additional expenses on behalf of the Company. The amount of the note payable has increased to $2,766.50. The unsecured note carries an interest rate of 10% per year, is due on demand, with interest payable at September 30, 2001 of $110.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

  We have not engaged in any material operations during the period ended September 30, 2001. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operations.

  For the quarter ended September 30, 2001, we had no operations. We had no revenues and incurred expenses of $1,617 and experienced a net loss of $(1,617). Also, for the nine month period ended September 30, 2001, we had no operations. We had no revenues and had expenses of $1,677 and experienced a net loss of $(1,677). For the same periods a year earlier we had no revenues, had no expenses, and had no loss or profit.

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

                                   Signatures
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   November 12, 2001
       -----------------

Tillman International, Inc.


By /s/ Wallace Boyack
   ------------------
       Wallace Boyack
       President and Chief Executive Officer

By /s/ Wallace Boyack
   ------------------
       Wallace Boyack
       Chief Financial Officer