Form 10KSB
period 2001-12-31
TILLMAN INTERNATIONAL INC
filed 2002-04-01
CIK 1130126

SEC File No.  0-32131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2001, was nil.

Issuer involved in bankruptcy proceedings during past five years. N/A.

The number of shares issued and outstanding as of March 28, 2002, was 1,557,500 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.
Any documents incorporated by reference in this report is stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes [ ] No [X]

                                     PART I

Item 1. Description of Business.

  Tillman International, Inc. (the "Company", "we", "us", and "our") was organized on November 21, 1985, under the laws of the State of Utah, having the purpose of any lawful business. Initially, we had authorized capital of
50,000,000 shares of common stock, par value of $.001 per share. In approximately March 1986 we sold 5,000,000 shares of its common stock at $.02 per share in an offering pursuant to Rule 504 and Section 3(b) of the Securities Act of 1933 and which offering was registered with the Utah Division of Securities. We realized net proceeds of approximately $78,000. We invested in a miniature car race track in Las Vegas, Nevada, which venture was unsuccessful. Formerly we were known as Sabre, Inc., and on October 2, 2000, we restated our articles of incorporation and changed our name to Tillman International, Inc., and provided for authorized capital of 40,000,000 shares of common stock, par value of $.001 per share.

  We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Securities Exchange Act of 1934 ("Exchange Act") will enhance our efforts to acquire or merge with an operating business.

  We are obligated to file certain interim and periodic reports including an annual report with audited financial statements.

  Any company that is merged into or acquired by us will become subject to the same reporting requirements as we. Thus, if we successfully complete an acquisition or merger, that company must have audited financial statements for at least the two most recent fiscal years, or if the company has been in business for less than two years, audited financial statements must be available from inception. This requirement limits our possible acquisitions or merger because private companies either do not have audited financial statements or are unable to have audited statement without delay and expense.

  Our principal offices are located at the office of its president at 350 South 400 East, Suite 105, Salt Lake City, Utah 84111 and its telephone number is
(801)532-6200.

Our Business

  We have no recent operating history. No representation is made, and none is intended, that we have the ability to carry on future business activities successfully. Further, there is no assurance that we will have the opportunity to merge with or acquire an operating business, a business opportunity or assets that have material value.

  Management intends to investigate, research and, if it is deemed to be advisable, acquire or merge with one or more businesses or business opportunities. Presently we have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature or type of any possible future acquisition or merger. Management has broad discretion in its search for and negotiation with any potential business or business opportunity.

Sources

  Management intends to use various sources and resources in the search for potential business opportunities including, but not limited to our officers and directors members of the financial community, and consultants. We presently have no plans to hire a consultant or consultants but we reserve the right to do so. Because of we lack resources, we will be unable to retain for a fee any professional firms specializing in business acquisitions and reorganizations. We may rely on others, not otherwise associated with us that will be paid only upon a successful acquisition or merger.

  We will not limit our search to any specific industry or type of business. We may investigate and acquire a venture that is in its preliminary or development stage, is already in operation, or in various stage of its corporate existence or development. Management is unable to determine the status or nature of any venture in which we may participate. A potential venture may need additional capital or equity or may merely desire to have its shares publicly traded. Mostly likely, any acquisition or merger would be with an operating business desiring to have a public trading market for its shares. Management believes that we provide an opportunity for a private operating business to become a publicly held corporation without the time and expense typically associated with an initial public offering.

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available to them. Management may also have others assist in the analysis of the business opportunities. Because of our lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation. It is unlikely that we will receive a fairness opinion regarding any business opportunities.

  In the evaluation several factors will be considered, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances. In its analysis management has discretion to give whatever weight or consideration to these factors it deems appropriate.

  Potential risks cannot be identified because we have not yet identified any specific business opportunity. No assurance can be given that any acquisition or merger will be successful or even develop into a going concern or profitable enterprise or it will continue operating successfully. Many potential business opportunities involve new and untested products, processes or market strategies which may fail.

Potential Acquisition or Merger Structure

  We are unable to determine the manner in which we may participate or be a part of a business opportunity. Each opportunity will be reviewed, and based upon that review, a suitable legal structure or method of acquisition or merger will be determined. The manner in which we participate will depend upon the nature of that opportunity, the respective needs, objectives, and goals of each party and the relative negotiating strength. Participation in a business opportunity may take the form of an asset purchase, stock purchase, reorganization, merger or consolidation, joint venture, license agreement, or partnership. We will participate in business opportunities through the purchase of minority stock positions. We may act directly or indirectly through an interest in a partnership, corporation or other form of business organization.

  It is anticipated that if we successfully enter into a transaction with an operating business opportunity, existing shareholders will experience substantial dilution and a probable change in control. Most likely, the owners of the business opportunity will acquire control of the Company. Management has not set any guidelines as to the amount of control it would offer to a prospective business opportunity.

Risk Factors.

  Our endeavors are subject to substantial risks. The risks associated with a potential acquisition have been discussed. In addition, we have no assets and no sources of revenues. We will not have any revenues until it makes an acquisition. No assurance is given that any acquisition will result in revenues or profits.

  Uncertain Structure of any Future Acquisition. Any future acquisition could be a merger, exchange of stock, or purchase of assets including patents, royalty interests, licenses or franchises. Uncertainty exists about any acquisitions or opportunity involving another party.

  Penny Stock Risks. Our common stock may be considered a "penny stock" as that term is defined in the Federal Regulations, Section 240.3a51-1. Penny stocks have a price of less than $5.00, are not traded on a "recognized" national exchange, their prices are not quoted on NASDAQ, or are issued by a company with net tangible assets of less than $2,000,000, if the issuer has been in continuous operation for more than three years or $5,000,000, if the issuer has been in continuous operation for less than three years, or the issuer has average revenues of less than $6,000,000 for the past three years.

  Our shares have not trade in the public market for more than ten years. Any trading of the our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Exchange Act requires broker- dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a "penny stock."

Government Regulation.

  Our business activities are subject to general governmental regulations. In addition, we are obligated to file periodic reports as required by the Exchange Act. We are deemed to be a "small business issuer" as that term is defined in Regulation SB. A "Small Business Issuer" is defined as an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority- owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's securities held by non-affiliates) of $25 million or more.

Principal Products or Services.

  None.

Competition

  We face competition from numerous other companies that are seeking an acquisition and business opportunity. Some of these companies have significant liquid assets which may provide a competitive advantage to those companies. No assurance can be given that we will successfully find a suitable acquisition.

Facilities, Equipment and Employees

  Our offices are located at the office of its president in Salt Lake City, Utah. We have no employees.

Research   and   Development,   Patents,   Trademarks,   Licenses,   Franchises,
Concessions, Royalty Agreements or Labor Contracts.

  We have no research and development, no patents, trademarks, licenses, franchises, concessions, royalty agreements, nor labor contracts.

Need for Governmental Approval of Principal Products or Services.

  None.

Inflation.

  We believe that inflation has little impact on our business affairs.

Item 2. Description of Property.

  None.

Item 3. Legal Proceedings.

  None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Part II.

Item 5. Market for Common Equity and Related Stock Matters.

  There is no public trading market for our common equity. During the period covered by this report we made no sale or other disposition of our shares of common stock. We have approximately 190 shareholders.

  We will attempt to be listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., or other listing medium. The application will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended and by the NASD. It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur. If and when our shares are listed, share prices may be volatile and subject to broad price movements.

  Further, our equity shares are subject to the provisions of Section 15(g) and Rule 15g- 9 of the Exchange Act, commonly referred to as the "Penny Stock" rule.
Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

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

  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received prior to the purchase the purchaser's written consent for the transaction. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery of a risk disclosure document relating to the penny stock market prior to the first transaction. A broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. These rules may restrict the ability of broker-dealers to trade and/or maintain the our common stock and may affect the ability of shareholders to sell their shares.

Dividend Policy

  We have not declared nor paid cash dividends nor made distributions in the past. We do not anticipate that we will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management's Discussion and Analysis of Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in the Form 10-KSB.

  We are a development stage company as we have limited assets, operations and income. It is believed that for the next twelve months only limited capital will be required to maintain our operations and any such funds needed will be loaned by our officers and directors. These expenses will pertain to maintaining us as an entity and filing appropriate reports with the Securities and Exchange Commission. It is anticipated that any loans will not exceed $20,000 and will be on terms no less favorable than we could obtain in an arms length transaction. If we are unable to accomplish an acquisition or merger with an operating business or we are unable to obtain significant financing, our ability to continue as a going concern is doubtful.

  Management believes that inflation has not and will not have a material effect on our operations. If we are involved in a merger or acquisition, management will evaluate the possible effects of inflation on operations and our business.

Plan of Operation

  During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If we employ outside advisers or consultants in its search for business opportunities, we may have to attempt to raise additional funds. As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital. If we seek to raise capital, most likely we would attempt a private placement of our securities. Our current status makes a public sale of securities or borrowing from commercial sources unlikely. As of December 31, 2001, we had no current assets and current liabilities of $5,169.

  For the year ended December 31, 2001, we had no revenues and we had expenses $3,769 and a net loss of $(3,769) and for the calendar year ended December 31, 2000, we had no revenues and we had expenses of $1,300 and a net loss of $(1,300). The increase in expenses was caused by our filing of periodic reports with the SEC.

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

Inflation

  In the opinion of management, inflation has not had a material effect on our operations.

Year 2000 Issues

  Because of the limited nature of our operations, it is believed that the Year 2000 issues have not affected us and have not caused us any additional expenditures.

Item 7. Financial Statements.

  Financial statements for the years ended December 31, 2001, and 2000.

                           Tillman International, Inc.
                              Financial Statements
                                December 31, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tillman International, Inc.


We have audited the accompanying balance sheet of Tillman International, Inc. (a Utah Corporation) (a development stage company) as of December 31, 2001, and the related statements of income, retained earnings, and cash flows for the period December 31, 2001 and 2000, and for the period March 1, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tillman International, Inc., at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, and for the period from March 1, 2000 (inception) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Tillman International, Inc., will continue as a going concern. As discussed in Note 5 to the financial statements, Tillman International, Inc., has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


By: /s/ Bierwolf, Nilson & Associates
-------------------------------------
Bierwolf, Nilson & Associates
March 16, 2002

                           Tillman International, Inc.
                                  Balance Sheet

                                                            December
                                                            31, 2001
                                                            -------
                                     Assets

Current assets                                              $  --
                                                            =======

                       Liabilities & Stockholders' Equity

Current liabilities

   Accounts payable                                         $    36
   Taxes payable                                                300
   Interest payable                                             180
   Note payable - related party (note 4)                      4,653
                                                            -------

       Total current liabilities                              5,169

Stockholders' equity

   Common stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding                  1,557
   Capital in excess of par value                            (1,657)
   Accumulated deficit                                       (5,069)
                                                            -------

       Total stockholders' equity                            (5,169)
                                                            -------

       Total liabilities & stockholders' equity             $  --
                                                            =======

    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             Statement of Operations

                                       For the Years Ended
                                     December       December
                                     31, 2001       31, 2000
                                   -----------    -----------
Revenues:                          $      --      $      --
                                   -----------    -----------

Expenses:

   General & administrative              3,489          1,200
   Interest expense                        180           --
                                   -----------    -----------

       Total expenses                    3,669          1,200

Net income (loss) - before taxes        (3,669)        (1,200)

   Taxes                                   100            100
                                   -----------    -----------

Income (loss)                      $    (3,769)   $    (1,300)
                                   ===========    ===========

   Loss per common share           $      --      $      --
                                   ===========    ===========

   Average outstanding shares        1,557,500      1,490,833
                                   ===========    ===========

    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                        Statement of Stockholders' Equity
                From December 31, 1998 through December 31, 2001

                                                          Additional
                                     Common     Common      Paid-In    Accumulated
                                     Shares      Stock      Capital      Deficit
                                   ---------   ---------   ---------    ---------
Balance at December 31, 1998       1,457,500   $   1,457   $ 107,843    $(116,500)

Shares issued for relief of debt
 for $.07                            100,000         100       7,100         --

Net loss for year ended
December 31, 1999                       --          --          --           (100)

Quasi reorganization                    --          --      (116,600)     116,600
                                   ---------   ---------   ---------    ---------

Balance at December 31, 1999       1,557,500       1,557      (1,657)        --

Net loss for the year ended
December 31, 2000                       --          --          --         (1,300)
                                   ---------   ---------   ---------    ---------

Balance at December 31, 2000       1,557,500       1,557      (1,657)      (1,300)

Net loss for the year ended
December 31, 2001                       --          --          --         (3,769)
                                   ---------   ---------   ---------    ---------

Balance at December 31, 2001       1,557,500   $   1,557   $  (1,657)   $  (5,069)
                                   =========   =========   =========    =========

    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                             Statement of Cash Flows

                                                                For the    For the
                                                             Year Ended    Year Ended
                                                               December    December
                                                               31, 2001    31, 2000
                                                                -------    -------
Cash Flows from Operating Activities

   Net loss                                                     $(3,769)   $(1,300)
   Adjustments to reconcile net income to net cash
   provided by operating activities;
     Increase (decrease) in accounts payable/interest payable       316        100
                                                                -------    -------

   Net cash provided by operating activities                     (3,453)    (1,200)

Cash flows from investing activities                               --         --
                                                                -------    -------

Cash flows from financing activities

   Issuance of note payable for cash                              3,453      1,200
                                                                -------    -------

       Increase (decrease) in cash and cash equivalents           3,453      1,200

       Cash and cash equivalents at beginning of period            --         --
                                                                -------    -------

       Cash and cash equivalents at end of period               $  --      $  --
                                                                =======    =======

Supplemental cash flow information:
   Cash paid for:
     Interest                                                   $  --      $  --
     Income Taxes                                                  --         --

    The accompanying notes are an integral part of these financial statements

                           Tillman International, Inc.
                        Notes to the Financial Statements
                                December 31, 2001

NOTE 1 - CORPORATE HISTORY

         Organization and Business - Sabre, Inc. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

         Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

         The  Company   adopted   Statement  of  Financial   Standards  No.  109
         "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and was applied retroactively.

         Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

         Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                                    Continued

                           Tillman International, Inc.
                        Notes to the Financial Statements
                                December 31, 2001

NOTE 3 - INCOME TAXES - Continued

         The Company has cumulative net operating loss carryforwards of approximately $5,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 have been offset by valuation reserves of the same amount.

         The Company has available approximately $5,000 in net operating loss carryforwards that will begin to expire in the year 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

         Advances have been made to the Company by its president various times over the past year. The Company has issued unsecured promissory notes to the president for these amounts which are accruing interest at the rate of 10% per annum and are due and payable upon demand. At December 31, 2001, the advances totaled $4,653 and have accrued $180 in interest.

NOTE 5 - GOING CONCERN

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

         None.

Part III.

Item 9.  Directors, Executive Officers, Promoters, and Control Persons

         The executive officers and directors of the Company are as follows:

         Name, Age and Office
         Wallace Boyack, 60, Director, President, and Chief Financial Officer. 350 South 400 East, No. 105
         Salt Lake City, Utah 84111

         Thomas Harkness, 57, Director and Secretary.
         40 South 600 East
         Salt Lake City, Utah 84102

         Jacki Bartholomew, 40, Director
         350 South 400 East, No. 105
         Salt Lake City, Utah 84111

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 60, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice as a lawyer. Mr. Boyack is an officer and a director of Lance Systems, Inc., a company with public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., a company which has a trading market for its shares of common equity.

  Thomas L. Harkness, age 57, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Lance Systems, Inc., a company with public shareholders.

  Jacki Bartholomew, age 40, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has had employment as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Lance Systems, Inc., a company with public shareholders.

  Our president may be deemed a "promoter" of the Company as that term is defined in the Securities Act of 1933, as amended.

  All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have no standing committees.

  None of our officers or directors has during the past five years has been involved in any events, such as petitions in bankruptcy, receivership or insolvency, criminal convictions, or proceedings relating to securities violations.

Officer Remuneration

  As of December 31, 2001, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were timely filed.

Item 10. Executive Compensation

  During the year ended December 31, 2001, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2001.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2001, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership         Of Class(1)
-------------------            --------------------         -----------

Wallace Boyack                         830,000                  53
350 So. 400 East No.105
Salt Lake City, Utah 84111

David S. Jensen                        130,500                   8
1567 Amblewood Lane
Salt Lake City, Utah 84117

Nevada Agency & Trust Co.              100,000                   7
1700 Coronet Drive
Reno, Nevada 89509

AstroStar, Inc.                         78,750                   5
(Address unknown to Company)
                                     ---------             -------
                                     1,136,250                  73


Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 830,000 or 53% of the issued and outstanding shares.

  (1) Based on 1,557,500 shares of common stock outstanding as of December 31, 2001.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2001, the president advanced funds for the payment of corporate expenses in the amount of $3,669.

Item. 13 EXHIBITS

No.      Description
---      -----------
3(i)     Articles of Incorporation            Previously filed
 (ii)    Bylaws                               Previously filed


No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2001.

Signatures
  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TILLMAN INTERNATIONAL, INC.

                            Date: March 29, 2002.


                            By: /s/ Wallace Boyack
                            ----------------------
                                    Wallace Boyack
                                    President and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                            By: /s/ Wallace Boyack
                            ----------------------
                                    Wallace Boyack
                                    President and Director
                            Date:   March 29, 2002.


                            By: /s/ Thomas L. Harkness
                            --------------------------
                                    Thomas L. Harkness
                                    Secretary and Director
                            Date:   March 29, 2002.