Form 10QSB
period 2002-03-31
TILLMAN INTERNATIONAL INC
filed 2002-05-15
CIK 1130126

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2002

                         Commission File Number 0-32131

                           TILLMAN INTERNATIONAL, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                               87-0429950
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                          350 South 400 East, No. 350
                           Salt Lake City, Utah 84111
                    ----------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number including area code:(801)532-6200.

                                 Not Applicable
                 ---------------------------------------------
                 Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


As of March 31, 2002, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.

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

         In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of our operations from January 1, 2002, through March 31, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           Tillman International, Inc.
                              Financial Statements

                                 March 31, 2002

                           Tillman International, Inc.
                                 Balance Sheets

                                     Assets
                                                    March 31,      December 31,
                                                      2002             2001
                                                  -----------      ------------
                                                  (Unaudited)


Current Assets                                      $  --           $  --
                                                    ========        ========

Liabilities & Stockholders' Equity

Current Liabilities
-------------------
   Accounts Payable                                 $    36         $    36
   Taxes Payable                                        300             300
   Interest Payable                                     240             180
   Note Payable - Related Party (Note 4)              6,153           4,653
                                                    --------        --------
       Total Current Liabilities                      6,729           5,169

Stockholders' Equity
--------------------
   Common Stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding          1,557           1,557
   Capital in Excess of Par Value                    (1,657)         (1,657)
   Accumulated Deficit                               (6,629)         (5,069)
                                                    --------        --------
       Total Stockholders' Equity                    (6,729)         (5,169)
                                                    --------        --------
       Total Liabilities & Stockholders' Equity     $  --           $  --
                                                    ========        ========

                 See accompanying notes to financial statements.

                           Tillman International, Inc.
                            Statements of Operations


                                                                             For the
                                             For the Three Months Ended    Year Ended
                                              March 31,      March 31,     December 31,
                                                2002           2001           2001
                                             -----------    -----------    -----------
                                             (Unaudited)    (Unaudited)
Revenue                                      $      --      $      --      $      --
                                             -----------    -----------    -----------
Expenses

   General and Administrative                      1,500           --            3,489
   Interest Expense                                   60             30            180
                                             -----------    -----------    -----------
       Total Expenses                              1,560             30          3,669

       Net Income (Loss) - Before Taxes           (1,560)           (30)        (3,669)
                                             -----------    -----------    -----------
       Taxes (Note 2)                               --             --              100

       Income (Loss)                         $    (1,560)   $       (30)   $    (3,769)
                                             ===========    ===========    ===========
       Loss Per Common Share (Note 1)        $      --      $      --      $      --
                                             ===========    ===========    ===========
       Average Outstanding Shares (Note 1)     1,557,500      1,557,500      1,557,500
                                             ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                            Tillman International, Inc.
                                             Statements of Cash Flows

                                                                                          For the
                                                    For the Three Months Ended          Year Ended
                                                     March 31,          March 31,       December 31,
                                                       2002                2001            2001
                                                    ------------      ------------      ------------
                                                    (Unaudited)        (Unaudited)

Cash Flows from Operating Activities

   Net Income (Loss)                                 $(1,560)          $   (30)          $(3,769)
   Increase (Decrease) in Accounts Payable/
     Interest Payable                                  1,560                30               316
                                                    ------------      ------------      ------------
       Cash Flow Provided by
       Operating Activities                             --                --              (3,453)

Cash Flows from Investing Activities                    --                --                --
                                                    ------------      ------------      ------------
Cash Flows from Financing Activities

   Issuance of Note Payable for Cash                    --                --               3,453
                                                    ------------      ------------      ------------
       Cash Flow Used by
       Financing Activities                             --                --               3,453

       Increase (Decrease in Cash and
       Cash Equivalents                                 --                --                --

       Cash and Cash Equivalents at
       Beginning of Period                              --                --                --
                                                    ------------      ------------      ------------
       Cash and Cash Equivalents at
       End of Period                                 $  --             $  --             $  --
                                                    ============      ============      ============
Cash Paid During the Period for:

   Interest                                          $  --             $  --             $  --
   Income Taxes                                         --                --                --


                See accompanying notes to financial statements.

                           Tillman International, Inc.
                        Notes to the Financial Statements
                                 March 31, 2002

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

                           Tillman International, Inc.
                        Notes to the Financial Statements
                                 March 31, 2002

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

         The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $6,153. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at March 31, 2001 is $240.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
         We have not engaged in any material operations during the period ended March 31, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Result of Operations.
         For the quarter ended March 31, 2002, we had no operations. During the quarter ended March 31, 2002, we had no revenues and incurred expenses of $1,560 with a net loss of $(1,560) compared to no revenues and $30 of expense with a net loss of $(30) for the same period a year earlier.

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

Date   May 14, 2002

                                 Tillman International, Inc.

                                 By /s/Wallace Boyack
                                 -------------------------------------------
                                       Wallace Boyack
                                       President and Chief Executive Officer

                                 By /s/Wallace Boyack
                                 -------------------------------------------
                                       Wallace Boyack
                                       Chief Financial Officer