Form 10QSB
period 2002-06-30
TILLMAN INTERNATIONAL INC
filed 2002-08-09
CIK 1130126

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

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


As of June 30, 2002, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.





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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of our operations from January 1, 2002, through June 30, 2002 and from April 1, 2002 through June 30, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.












                         Tillman International, Inc.
                            Financial Statements
                                (Unaudited)
                               June 30, 2002




























                        Tillman International, Inc.
                               Balance Sheet

                                               June                  December
                                             30, 2002                31, 2001
                                            (Unaudited)

                                  Assets

Current Assets                               $     -                $       -

   Total Assets                              $     -                $       -

                      Liabilities & Stockholders' Equity

Current Liabilities

 Accounts Payable                            $    500               $       36
 Taxes Payable                                    300                      300
 Interest Payable                                 412                      180
 Note Payable - Related Party                   6,667                    4,653

   Total Current Liabilities                    7,879                    5,169

Stockholders' Equity

 Common Stock 40,000,000 Shares
  Authorized at $.001 Par Value;
  1,557,500 Shares Issued and Outstanding       1,557                    1,557
 Capital in Excess of Par Value                (1,657)                  (1,657)
 Accumulated Deficit                           (7,779)                  (5,069)

   Total Stockholders' Equity                  (7,879)                  (5,169)

   Total Liabilities & Stockholders' Equity $      -                $       -



               See Accompanying Notes to Financial Statements





                        Tillman International, Inc.
                         Statements of Operations
                                (Unaudited)

                           For the Three Months Ended  For the Six Months Ended
                              June 30,      June 30,   June 30,        June 30,
                               2002          2001       2002            2001
                            (Unaudited)   (Unaudited) (Unaudited)   (Unaudited)

Revenue                     $     -       $     -     $     -       $     -


Expenses

   General & Administrative      978            -        2,478            -
   Interest Expense              172            30         232            60

     Total Expenses            1,150            30       2,710            60

     Net Income (Loss)
     from Operations          (1,150)          (30)     (2,710)          (60)

     Taxes                        -             -           -             -

     Net Income (Loss)      $ (1,150)     $    (30)   $ (2,710)     $    (60)

     Net Loss Per
     Common Share           $     -       $     -     $     -       $     -

     Weighted Average
     Shares Outstanding     1,557,500     1,557,500   1,557,500     1,557,500






                   See Accompanying Notes to Financial Statements







                        Tillman International, Inc.
                         Statements of Cash Flows
                              (Unaudited)

                                                    For the Six Months Ended
                                                    June 30,         June 30,
                                                     2002             2001

Cash Flows from Operating Activities

   Net Income (Loss)                                $ (2,710)       $   (60)
   Increase (Decrease) in Accounts/Interest Payable      696             60

     Net Cash Provided by Operating Activities        (2,014)            -

Cash Flows from Investing Activities                      -              -

     Net Cash Used by Investing Activities                -              -

Cash Flows from Financing Activities

   Increase in Notes Payable/Related Party             2,014             -

     Net Cash Used by Financing Activities             2,014             -

     Increase (Decrease) in Cash and
     Cash Equivalents                                     -              -

     Cash and Cash Equivalents,
     Beginning of Period                                  -              -

    Cash and Cash Equivalents,
     End of Period                                  $     -         $    -

Supplemental Cash Disclosures

   Interest                                         $     -         $    -
   Income Taxes                                           -              -




              See Accompanying Notes to Financial Statements




                   Tillman International, Inc.
                Notes to the Financial Statements
                          June 30, 2002

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

                  Tillman International, Inc.
               Notes to the Financial Statements
                         June 30, 2002

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     The Company issued a promissory note to the Company's
     President in compensation for paying transfer agent fees. The amount of the note is $6,667. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at June 30, 2002 is $412.

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










ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
  We have not engaged in any material operations during the period ended June 30, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Results of Operations.
  For the quarter ended June 30, 2002, we had no operations. We had no revenues and incurred $1,150 of expenses resulting in a loss of $(1,150). For the same period a year earlier we had expenses of $30 and a net loss of $(30). For the six month period ended June 30, 2002, we had no revenues, expenses of $2,710 and a net loss of $(2,710). For the same six month period a year earlier we had expenses of $60 and a net loss of $(60). Expenses increased because of our reporting obligations under the Securities Exchange Act of 1934 and our annual fee to our transfer agent.

  As of June 30, 2002, we had no assets and our current liabilities were $7,879 with total stockholders' equity of a negative $(7,879). As of December 31, 2001, our current liabilities were $5,169 and our total stockholders' equity was a negative $(5,169).

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

Date   August 7, 2002

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer

By s/Wallace Boyack
Chief Financial Officer