Form 10QSB
period 2002-09-30
TILLMAN INTERNATIONAL INC
filed 2002-11-07
CIK 1130126

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

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


As of September 30, 2002, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.





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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of our operations from January 1, 2002, through September 30, 2002, and from July 1, 2002, through September 30, 2002. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                   Tillman International, Inc.

                       Financial Statements

                  September 30, 2002 (Unaudited)
                      and December 31, 2001

                    Tillman International, Inc.
                          Balance Sheet

                                              September         December
                                              30, 2002          31, 2001
                                             (Unaudited)

                              Assets

Current Assets                                 $     -       $      -

                Liabilities & Stockholders' Equity

Current Liabilities

 Accounts Payable                              $     -       $     36
 Taxes Payable                                     300            300
 Interest Payable                                  616            180
 Note Payable - Related Party (Note 4)           7,667          4,653

   Total Current Liabilities                     8,583          5,169

Stockholders' Equity

 Common Stock 40,000,000 Shares
  Authorized at $.001 Par Value;
  1,557,500 Shares Issued and Outstanding        1,557          1,557
 Capital in Excess of Par Value                 (1,657)        (1,657)
 Accumulated Deficit                            (8,483)        (5,069)

   Total Stockholders' Equity                   (8,583)        (5,169)

   Total Liabilities & Stockholders' Equity   $      -       $      -

    The accompanying notes are an integral part of the financial statements

                       Tillman International, Inc.
                          Statement of Operations
                                                                                   For the
                          For the Three Months Ended  For the Nine Months Ended    Year Ended
                          September   September       September   September        December
                          30, 2002    30, 2001        30, 2002    30, 2001         31, 2001
                         (Unaudited)  (Unaudited)     (Unaudited) (Unaudited)
Revenue                   $     -      $     -         $     -     $     -         $    -

Expenses

 General & Administrative     500        1,567            2,978       1,567          3,489

   Total Expenses             500        1,567            2,978       1,567          3,489

   Net Income (Loss)
   Before Taxes              (500)      (1,567)          (2,978)     (1,567)        (3,489)

Other Income (Expenses)

 Interest Expense            (204)         (50)            (436)       (110)          (180)

   Total Other Income
   (Expense)                 (204)         (50)            (436)       (110)          (180)

   Taxes (Note 2)               -            -                -           -            100

   Total Income (Loss)    $  (704)      $(1,617)        $ (3,414)    $(1,677)      $(3,769)

   Loss Per Common
   Share                  $     -       $     -         $      -     $     -       $     -

   Weighted Average
   Outstanding Shares     1,557,500     1,557,500       1,557,500    1,557,500     1,490,833

    The accompanying notes are an integral part of the financial statements

                        Tillman International, Inc.
                     Statement of Stockholders' Equity
             From December 31, 1998 through September 30, 2002

                                                    Capital In
                                 Common     Common  Excess of   Accumulated
                                 Shares     Stock   Par Value   Deficit

Balance at December 31, 1998    1,457,500   $ 1,457 $ 107,843   $(116,500)

Shares Issued for Relief of Debt
at $.07 Par Value                 100,000       100     7,100           -

Net Loss for Year Ended
December 31, 1999                       -         -         -        (100)

Quasi Reorganization                    -         -   (116,600)   116,600

Balance at December 31, 1999    1,557,500     1,557     (1,657)         -

Net Loss for the Year Ended
December 31, 2000                       -         -          -     (1,300)

Balance at December 31, 2000    1,557,500     1,557     (1,657)    (1,300)

Net Loss for the Year Ended
December 31, 2001                       -         -          -     (3,769)

Balance at December 31, 2001    1,557,500     1,557     (1,657)    (5,069)

Net Loss for the Period Ended
September 30, 2002 (Unaudited)          -         -          -     (3,414)

Balance at September 30, 2002
(Unaudited)                     1,557,500   $ 1,557  $  (1,657)  $ (8,483)


    The accompanying notes are an integral part of the financial statements

                         Tillman International, Inc.
                          Statement of Cash Flows

                                                                 For the
                                      For the Nine Months Ended  Year Ended
                                      September    September     December
                                      30, 2002     30, 2001      31, 2001
                                     (Unaudited)  (Unaudited)

Cash Flows from Operating Activities

 Net Income (Loss)                    $ (3,414)    $ (1,677)    $ (3,769)
 Increase (Decrease) in Accounts Payable/
  Interest Payable                         400          110          316

   Net cash Provided (Used) by
   Operating Activities                 (3,014)      (1,567)      (3,453)

Cash Flows from Investing Activities         -            -            -

Cash Flows from Financing Activities

 Increase in Note Payable/Related Party  3,014        1,567        3,453

   Net cash Provided (Used)
   by Financing Activities               3,014        1,567        3,453

   Increase (Decrease) in Cash and
   Cash Equivalents                          -            -            -

   Cash and Cash Equivalents at
   Beginning of Period                       -            -            -

   Cash and Cash Equivalents at
   End of Period                      $      -      $     -      $     -

Supplemental Cash Flow Information

 Interest                             $      -      $     -      $     -
 Income Taxes                                -            -            -

    The accompanying notes are an integral part of the financial statements

                        Tillman International, Inc.
                     Notes to the Financial Statements
                            September 30, 2002

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

                       Tillman International, Inc.
                    Notes to the Financial Statements
                           September 30, 2002

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $7,667. The unsecured note carries an interest rate of 10% per year and is due on demand, interest payable at September 30, 2002 is $616.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

  We have not engaged in any material operations during the period ended September 30, 2002. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property or business that may be beneficial to us and our shareholders.

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

Result of Operations.

  For the three month period ended September 30, 2002, we had no revenues and we incurred expenses of $704 and experienced a net loss of $(704). Also, for the nine month period ended September 30, 2002, we had no operations. We had no revenues and had expenses of $3,414 and experienced a net loss of $(3,414). For the same periods a year earlier we had no revenues, had expenses of expenses of $1,617 and $1,677 respectively, and had net losses of $(1,617) and $(1,677).

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

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Tillman International, Inc., on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the REPORT), the undersigned, Wallace Boyak, Chief Executive Officer and Chief Financial Officer if the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
       (1)   The Report fully complies with the requirements of section
             13 (a) or 15 (d) of the Securities Exchange Act of 1934; and
       (2) The inforamtion contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 1, 2002   By s/Wallace Boyack
                         President and Chief Executive Officer

Date: November 1, 2002   By s/Wallace Boyack
                         Chief Financial Officer

     B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.


Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date November 1, 2002

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer

By s/Wallace Boyack
Chief Financial Officer