Form 10KSB
period 2002-12-31
TILLMAN INTERNATIONAL INC
filed 2003-03-31
CIK 1130126

SEC File No.  0-32131

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

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

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2002, was nil.

Issuer involved in bankruptcy proceedings during past five years. N/A.

The number of shares issued and outstanding as of March 17, 2003, was 1,557,500 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE.
Any documents incorporated by reference in this report is stated in Item 13 of this report.

Transitional Small Business Disclosure Format.  Yes ___ No   X

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

  We voluntarily filed a registration statement on Form 10-SB to make information more readily available to the public and to become eligible for listing on the OTCEBB sponsored by the National Association of Securities Dealers, Inc. Management believes that being a reporting company under the Securities Exchange Act of 1934 ("Exchange Act") will enhance our efforts to
acquire or merge with an operating business.   Recently we received a trading
symbol of "TILL" for the OTCEBB.

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

  Our principal offices are located at the office of our president at 350 South 400 East, Suite 105, Salt Lake City, Utah 84111 and our telephone number is (801)532-6200.

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

Process of Evaluation

  Once a possible merger or acquisition has been identified, management will seek to determine if a merger or acquisition should be made or if additional investigation is needed. This determination will be based on management's knowledge and experience, in evaluating the preliminary information available to them. Management may also have others assist in the analysis of the business opportunities. Because of our lack of resources it is unlikely it will have funds for a complete and exhaustive investigation and evaluation. It is very unlikely we will receive a fairness opinion regarding any business opportunities.

  In the evaluation several factors may be considered, including but not limited to, potential benefits, present and future profits, working capital requirements, operating history, present and anticipated competition, future growth prospects, stage of development or exploration, future funding requirements, management, and other factors deemed relevant to the specific circumstances. In its analysis management has discretion to give whatever weight or consideration to these factors it deems appropriate.

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

  It is anticipated that if we successfully enter into a transaction with an operating business opportunity, existing shareholders will experience substantial dilution and a change in control. Most likely, the owners of the business opportunity will acquire control of the Company. Management has not set any guidelines as to the amount of control it would offer to a prospective business opportunity.

Risk Factors.

  Our endeavors are subject to substantial risks. The risks associated with a potential acquisition have been discussed. In addition, we have no assets and no sources of revenues. We will not have any revenues until we make an acquisition. No assurance is given that any acquisition will result in revenues or profits.

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

   Our shares have not trade in the public market for more than ten years.
Any trading of the our shares in the near term will be on the electronic bulletin board of the NASD or in the over the counter market on the "pink sheets" provided by the National Quotations Bureau. Section 15g-2 of the regulations under the Exchange Act requires broker-dealers transacting trades in penny stock to provide potential investors with a disclosure statement detailing the risks of investing in penny stocks and to have the investor sign a receipt of the disclosure statement before any transactions may occur in the investor's account. Also, broker-dealers must approve the account of an investor purchasing penny stocks. After we make any acquisition, most likely our shares of common stock will still be classified as a "penny stock."

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

Facilities, Equipment and Employees

  Our offices are located at the office of our president in Salt Lake City, Utah. We have no employees.

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

   We are listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., having the symbol "TILL". Our application consisted of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by the NASD. It is anticipated that our listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur. Our share prices may be volatile and subject to broad price movements.

  Further, our equity shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "Penny Stock" rules. Section 15(g) states certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as used in Rule 3a51-1 of the Exchange Act.

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

Plan of Operation

  During the twelve months we will investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Generally management will follow the procedures discussed in Item 1 above. Because we have no funds, it may be necessary for the officers and directors to advance funds or accrue expenses until a future time. Management intends to operate on limited funds. If we employ outside advisers or consultants in our search for business opportunities, we may have to attempt to raise additional funds. As of this date we have no plans to engage outside advisers or consultants or to attempt to raise additional capital. If we seek to raise capital, most likely we would attempt a private placement of our securities. Our current status makes a public sale of securities or borrowing from commercial sources unlikely. As of December 31, 2002, we had no current assets and current liabilities of $10,670.

  For the year ended December 31, 2002, we had no revenues and we had expenses $5,501 and a net loss of $(5,501). For the calendar year ended December 31, 2001, we had no revenues and we had expenses of $3,769 and a net loss of $(3,769). The increase in expenses was caused by our filing of periodic reports with the SEC.

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


Item 7. Financial Statements.

  Financial statements for the years ended December 31, 2002, and 2001.













                       Tillman International, Inc.
                          Financial Statements
                           December 31, 2002

















































     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tillman International, Inc.


We have audited the accompanying balance sheet of Tillman International, Inc. (a Utah Corporation) (a development stage company) as of December 31, 2002, and the related statements of income, retained earnings, and cash flows for the period December 31, 2002 and 2001, and for the period January 1, 2000 to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tillman International, Inc., at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, and for the period from March 1, 2000 (Inception) to December 31, 2002 in conformity with generally accepted accounting principles, in the United States of America.

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



Bierwolf, Nilson & Associates
January 31, 2003



















                       Tillman International, Inc.
                             Balance Sheet

                                                       December       December
                                                       31, 2002       31, 2001

                                Assets

Current Assets                                         $    -         $    -

                      Liabilities & Stockholders' Equity

Current Liabilities

     Accounts payable                                  $  1,275       $     36
     Taxes payable                                          400            300
     Interest payable                                       808            180
     Note payable - related party (Note 4)                8,187          4,653

          Total current liabilities                      10,670          5,169

Stockholders' Equity

     Common stock 40,000,000 shares
     authorized at $.001 par value;
     1,557,500 shares issued and outstanding              1,557          1,557
     Capital in excess of par value                      (1,657)        (1,657)
     Accumulated deficit                                 (9,295)        (5,069)

          Total Stockholders' Equity                     (9,395)        (5,169)

          Total Liabilities & Stockholders' Equity     $    -         $    -






























   The accompanying notes are an integral part of these financial statements

                       Tillman International, Inc.
                          Statement of Operations

                                                      For the Years Ended
                                                   December          December
                                                   31, 2002          31, 2001

Revenues:                                          $    -           $    -

Expenses:

     General & administrative                         4,873            3,589

               Total Operating Expenses               4,873            3,589

               Net (Loss)                            (4,873)          (3,589)

Other Income (Expenses)

     Interest (Expense)                                (628)            (180)

            Total Other Income (Expenses)              (628)            (180)


Net income (loss) - before taxes                     (5,501)          (3,769)

     Taxes                                              -                -

Net Income (Loss)                                  $ (5,501)        $ (3,769)

     Loss per common share                         $    -           $    -

     Average outstanding shares                     1,557,500        1,557,500






























  The accompanying notes are an integral part of these financial statements

                       Tillman International, Inc.
                     Statement of Stockholders' Equity
             From December 31, 1998 through December 31, 2002


                                                 Additional
                                Common    Common   Paid-In    Accumulated
                                Shares     Stock   Capital      Deficit

Balance at January 1, 2000    1,557,500    1,557    (1,657)         -

Net loss for the year ended
December 31, 2000                   -        -         -         (1,300)

Balance at December 31, 2000  1,557,500    1,557    (1,657)      (1,300)

Net loss for the year ended
December 31, 2001                   -        -         -         (3,769)

Balance at December 31, 2001  1,557,500    1,557    (1,657)      (5,069)

Net loss for the year ended
December 31, 2002                   -        -         -         (5,501)

Balance at December 31, 2002  1,557,500  $ 1,557  $ (1,657)   $ (10,570)






































  The accompanying notes are an integral part of these financial statements

                       Tillman International, Inc.
                          Statement of Cash Flows

                                                      For the         For the
                                                     Year Ended     Year Ended
                                                      December       December
                                                      31, 2002       31, 2000

Cash Flows from Operating Activities

     Net loss                                        $  (5,501)     $  (3,769)
     Adjustments to reconcile
      net income to net cash
     provided by operating activities;
        Increase (decrease) in accounts
           payable/interest payable                      1,967            316

     Net cash provided by operating activities          (3,534)        (3,453)

Cash flows from investing activities                       -              -

Cash flows from financing activities

     Issuance of note payable for cash                   3,534          3,453

     Increase (decrease) in cash and cash equivalents    3,534          3,453

     Cash and cash equivalents at beginning of period      -              -

     Cash and cash equivalents at end of period      $     -        $     -

Supplemental cash flow information:
     Cash paid for:
          Interest                                   $     -        $     -
          Income Taxes                                     -              -






















  The accompanying notes are an integral part of these financial statements

                       Tillman International, Inc.
                     Notes to the Financial Statements
                           December 31, 2002

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

      Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
      purposes.   There were no temporary differences at December 31, 2002 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.


                       Tillman International, Inc.
                     Notes to the Financial Statements
                            December 31, 2002

NOTE 3 - INCOME TAXES - Continued

      The Company has cumulative net operating loss carryforwards of approximately $9,000 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves of the same amount.

      The Company has available approximately $9,000 in net operating loss carryforwards that will begin to expire in the year 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

      Advances have been made to the Company by its president various times over the past year. The Company has issued unsecured promissory notes to the president for these amounts which are accruing interest at the rate of 10% per annum and are due and payable upon demand. At December 31, 2002, the advances totaled $8,187 and have accrued $808 in interest.

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

  None.

Part III.

Item 9. Directors, Executive Officers, Promoters, and Control Persons

  The executive officers and directors of the Company are as follows:

     Name, Age and Office
     Wallace Boyack, 61, Director, President, and Chief Financial Officer. 350 South 400 East, No. 105
     Salt Lake City, Utah 84111

     Thomas Harkness, 58, Director and Secretary.
     40 South 600 East
     Salt Lake City, Utah 84102

     Jacki Bartholomew, 41, Director
     350 South 400 East, No. 105
     Salt Lake City, Utah 84111

  The following are biographical summaries of the experience of the officers and directors of the Company and control persons.

  Wallace T. Boyack, age 61, graduated from the University of Utah College of Business receiving in 1966, a Bachelor's Degree in Accounting and a Master of Business Administration, and was graduated from Georgetown University Law Center in 1971, holding a Juris Doctorate. Since 1981, Mr. Boyack has been an attorney in private practice. Mr. Boyack is an officer and a director of Lance Systems, Inc., a company with public shareholders. Mr. Boyack holds more than ten per cent of the issued and outstanding shares of Global Web, Inc., a company which has a trading market for its shares of common equity.

  Thomas L. Harkness, age 58, was graduated from the University of Utah receiving a bachelor's degree in accounting in 1968. Mr Harkness is licensed as a certified public accountant. Since 1981 Mr. Harkness has been engaged in private practice as an accountant. Mr. Harkness is an officer and a director of Lance Systems, Inc., a company with public shareholders.

   Jacki Bartholomew, age 41, graduated from the University of Phoenix in 1998 receiving a bachelor's degree in business management. For the past five years, Ms. Bartholomew has had employment as a product specialist and an account executive with companies providing software to the health care industry. Ms. Bartholomew also provides training and assistance to data processing personnel. Ms. Bartholomew is a director of Lance Systems, Inc., a company with public shareholders.

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

Officer Remuneration

  As of December 31, 2002, we had no employment contracts with any officers or directors. No one was paid a salary and received compensation in any form of $60,000 or more in any year since operations began.

Officer and Director Compensation

  Our directors are not compensated for attending meetings of the Board of Directors. In the future the directors may be compensated for their services. No decision has been made as to the manner or type of future compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

  All reports required to be filed under Section 16(a) were filed. One director was a few days late in filing the report on Form 4 for the year.

Item 10. Executive Compensation

  During the year ended December 31, 2002, we paid no compensation either as salary or benefits to any officer or director. No cash compensation, deferred compensation or long-term incentive awards were issued or granted to the management during the year ended December 31, 2002.

  There are no arrangements for compensation for services provided by the directors during the past calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

  The following table sets forth information, to the best of our knowledge, as of December 31, 2002, with respect to each person known to own beneficially more than 5% of the issued and outstanding common stock, each director and all directors and officers as a group.

Name and Address               Amount and Nature of           Percent
of Beneficial Owner            Beneficial Ownership         Of Class(1)

Wallace Boyack                       830,000                     53
350 So. 400 East No.105
Salt Lake City, Utah 84111

David S. Jensen                      130,500                      8
1567 Amblewood Lane
Salt Lake City, Utah 84117

Nevada Agency & Trust Co.            100,000                      7
Suite 880
Bank America Plaza
50 West Liberty
Reno, Nevada 89501

Dayton Family Trust                   78,750                      5
3298 West 5200 South
Roy, Utah 84067
                                   __________                 _______
                                   1,136,250                     73


Security Ownership of Management

  Other than the shares of common equity owned by Wallace Boyack none of the other directors and officer own any shares of common equity. Accordingly all executive officers and directors as a group own 830,000 or 53% of the issued and outstanding shares.

  (1) Based on 1,557,500 shares of common stock outstanding as of December 31, 2002.

Item 12. Certain Relationships and Related Transactions.

  During year ended December 31, 2002, the president advanced funds for the payment of corporate expenses in the amount of $4,873.


Item. 13 EXHIBITS

No.     Description
3(i)    Articles of Incorporation                Previously filed
 (ii)   Bylaws                                   Previously filed

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2002.


Signatures
  In connection with the annual report for Tillman International, Inc., (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Wallace Boyack, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 United State Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief: (The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information in the Report fairly present, in all material respects, the financial condition and result of operation of the Company.

                            TILLMAN INTERNATIONAL, INC.

                            Date: March 19, 2003.


                            By s/Wallace Boyack
                            Wallace Boyack, President and Chief Financial
Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                       s/Wallace Boyack
                       Wallace Boyack, President and Director
                       Date: March 19, 2003.


                        s/Thomas L. Harkness
                       Thomas L. Harkness, Secretary and Director
                        Date: March 19, 2003.