Form 10QSB
period 2003-03-31
TILLMAN INTERNATIONAL INC
filed 2003-05-01
CIK 1130126

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003

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


As of March 31, 2003, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.














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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of our operations from January 1, 2003, through March 31, 2003. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.












































                          Tillman International, Inc.
                             Financial Statements

                                March 31, 2003






































                          Tillman International, Inc.
                                Balance Sheets

                                               March 31,         December 31,
                                                 2003                2002
                                              (Unaudited)

                                    Assets

Current Assets                              $         -         $         -

                       Liabilities & Stockholders' Equity

Current Liabilities

 Accounts Payable                                 1,275               1,275
 Taxes Payable                                      400                 400
 Interest Payable                                 1,013                 808
 Note Payable - Related Party (Note 4)            9,897               8,187

   Total Current Liabilities                     12,585              10,670

Stockholders' Equity

 Common Stock 40,000,000 Shares
  Authorized at $.001 Par Value;
  1,557,500 Shares Issued and Outstanding         1,557               1,557
 Capital in Excess of Par Value                  (1,657)             (1,657)
 Accumulated Deficit                            (12,485)             (5,069)

   Total Stockholders' Equity                   (12,585)             (5,169)

   Total Liabilities & Stockholders' Equity $         -         $         -



















                See accompanying notes to financial statements.

                          Tillman International, Inc.
                            Statement of Operations


                                                For the Three Months Ended
                                               March 31,          March 31,
                                                 2003               2002
                                             (Unaudited)         (Unaudited)

Revenue                                     $         -         $         -

Expenses

 General and Administrative                       1,710               1,500

   Total Expenses                                 1,710               1,500

Other Income (Expenses)

 Interest Expense                                  (205)                (60)

   Total Other Income (Expenses)                   (205)                (60)

   Net Income (Loss) - Before Taxes              (1,915)             (1,560)

   Taxes (Note 2)                                     -                   -

   Income (Loss)                            $    (1,915)        $    (1,560)

   Loss Per Common Share (Note 1)           $         -         $         -

   Average Outstanding Shares (Note 1)        1,557,500           1,557,500





















                See accompanying notes to financial statements.

                          Tillman International, Inc.
                            Statement of Cash Flows
                                  (Unaudited)

                                                     For the Three Months Ended
                                                       March 31,     March 31,
                                                         2003          2002
Cash Flows from Operating Activities

 Net Income (Loss)                                  $    (1,915)  $    (1,560)
 Increase in Accounts Payable/Interest Payable              205         1,560

   Cash Flow Provided by Operating Activities            (1,710)            -

Cash Flows from Investing Activities                          -             -

   Cash Flow Provided by Investing Activities                 -             -

Cash Flows from Financing Activities

 Proceeds from Notes Payable                              1,710             -

   Cash Flow Used by Financing Activities                 1,710             -

   Increase (Decrease) in Cash and Cash Equivalents           -             -

   Cash and Cash Equivalents, Beginning of Period             -             -

   Cash and Cash Equivalents, End of Period         $         -   $         -

Supplemental Cash Information

 Interest                                           $         -   $         -
 Income Taxes                                                 -             -



















                See accompanying notes to financial statements.

                          Tillman International, Inc.
                       Notes to the Financial Statements
                                March 31, 2003

NOTE 1 - COMPANY ORGANIZATION

Organization and Business - Sabre, Inc. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on theweighted average number of shares outstanding at the date of the financial statements.

NOTE 3 -INCOME TAXES

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









                          Tillman International, Inc.
                       Notes to the Financial Statements
                                March 31, 2003

NOTE 4 - NOTES PAYABLE - RELATED PARTY

Advances have been made to the Company by its president various times over the past year. The Company has issued unsecured promissory notes to the president for these amounts which are accruing interest at the rate of 10% per annum and are due and payable upon demand. At March 31, 2003, the advances totaled $9,897 and have accrued $1,013 in interest.

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

































ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
  We have not engaged in any material operations during the period ended March 31, 2003. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

  Our only foreseeable cash requirements during the next twelve month period will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us or we will issue shares for the funds advanced. Any loan will not be on terms less favorable than we could obtain from a commercial lender.

Result of Operations.
  For the quarter ended March 31, 2003, we had limited operations. During the quarter ended March 31, 2003, we had no revenues and incurred expenses of $1,915 with a net loss of $(1,915) compared to no revenues and $1,560 of expense with a net loss of $(1,560) for the same period a year earlier.

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

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders. None, not applicable.

Item 5. Other Information. None, not applicable.



Item 6. Exhibits and Reports on Form 8-K.
     A. EXHIBITS

No.   Description
3(i)  Restated Articles of Incorporation-previously filed.
 (ii) Bylaws-previously filed.
99.a Certifications - certification pursuant to Section 906 and certification pursuant to Section 302.
     B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   April 30, 2003

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer

By s/Wallace Boyack
Chief Financial Officer