Form 10KSB/A
period 2002-12-31
TILLMAN INTERNATIONAL INC
filed 2003-06-27
CIK 1130126

SEC File No.  0-32131

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


FORM 10-KSB/A

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

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Part II.
Item 5. Market for Common Equity and Related Stock Matters.

  There is a limited public trading market for our common equity. During the period covered by this report we made no sale or other disposition of our shares of common stock. We have approximately 190 shareholders.

   We were listed on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc., having the symbol "TILL" until June 9, 2003. On that date we were delisted for lacking a certification in the Report we filed
on Form 10-KSB for the period ended December 31, 2002.   We will reapply for a
listing. Our application consisted of corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and by the NASD. It is anticipated that a listing on the OTC Electronic Bulletin Board will permit price quotations for our shares to be published by such service and any trades that may occur. Our share prices may be volatile and subject to broad price movements.

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


Item. 13 EXHIBITS

No.     Description
3(i)    Articles of Incorporation                Previously filed
 (ii)   Bylaws                                   Previously filed
99.1 Certification Chief Executive Officer
99.2 Certification Chief Operating Officer

No reports on Form 8-K were filed during the last quarter of calendar year ended December 31, 2002.

Item 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of t his amended Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. We had no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations regardless of how remote.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

		Tillman International, Inc., Registrant
                       s/Wallace Boyack
           Wallace Boyack, President, Chief Executive Officer
              and Chief Financial Officer and Director.
                        Date: June 26, 2003.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of he Registrant and in the capacities and on the dates indicated.

                       s/Wallace Boyack
           Wallace Boyack, President, Chief Executive Officer
              and Chief Financial Officer and Director.
                        Date: June 26, 2003.


                        s/Thomas L. Harkness
                       Thomas L. Harkness, Secretary and Director
                        Date: June 26, 2003.



Certification
	The undersigned certifies for purposes of Section 1350 of Chapter 63 of Title 18 of the United States Code, in his capacity as the chief executive officer of Tillman International, Inc., ("Tillman") that to his knowledge, the Annual Report of Tillman on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents in all material respects the financial condition and results of operation of Tillman.

Date: June 27, 2003.
By: /s/ Wallace Boyack
	Wallace Boyack
	Chief Executive Officer




Certification
	The undersigned certifies for purposes of Section 1350 of Chapter 63 of Title 18 of the United States Code, in his capacity as the chief financial officer of Tillman International, Inc., ("Tillman") that to his knowledge, the Annual Report of Tillman on Form 10-KSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents in all material respects the financial condition and results of operation of Tillman.

Date: June 27, 2003.
By: /s/ Wallace Boyack
	Wallace Boyack
	Chief Financial Officer


Exhibit 99.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

I, Wallace Boyack, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A for the period ended December 31, 2002, of Tillman International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by the annual report.

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
c) presented in the annual report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003.
s/Wallace Boyack______________________
Wallace Boyack 	Name
President/Chief Executive Officer/Director


Exhibit 99.2


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed the annual report on Form 10-KSB for the period ended December 31, 2002, of Tillman International, Inc. ("Tillman").

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by the annual report.

3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the "Evaluation Date"); and
c) presented in the annual report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003.
s/Wallace Boyack
Wallace Boyack, Chief Financial Officer