Form 10QSB/A
period 2003-03-31
TILLMAN INTERNATIONAL INC
filed 2003-06-27
CIK 1130126

FORM 10-QSB/A

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of our management as of a date within 90 days of the filing date of this amended Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Item 3. Defaults upon Senior Securities. None, not applicable.

Item 4. Matters Submitted to a Vote of the Company's
Shareholders. None, not applicable.

Item 5. Other Information. None, not applicable.



Item 6. Exhibits and Reports on Form 8-K.
	A. EXHIBITS

No.   Description
3(i)  Restated Articles of Incorporation-previously filed.
 (ii) Bylaws-previously filed.
99.1	 Certification pursuant to Section 302.
99.2   Certification pursuant to Section 302.

	B. Reports on Form 8-K.
        During the period we filed no reports on Form 8-K.

Signatures

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   June 27, 2003

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer
By s/Wallace Boyack
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


Certification of Chief Operating Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended
March 31, 2003, as filed with the Securities and Exchange Commission
(the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

s/ _______________________________
Wallace Boyack, Chief Operating Officer

Certification of Chief Financial Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended
March 31, 2003, as filed with the Securities and Exchange Commission
(the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated this 27 day of June 2003.

s/Wallace Boyack
Wallace Boyack, Chief Financial Officer


Exhibit 99.1


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of Tillman International, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003
		s/Wallace Boyack
		Name  Wallace Boyack
President/Chief Operating Officer/Director

Exhibit 99.2


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended March 31, 2003, of Tillman International, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or other persons performing equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003
		s/Wallace Boyack
		Name  Wallace Boyack
Chief Financial Officer