Form 10QSB
period 2003-06-30
TILLMAN INTERNATIONAL INC
filed 2003-08-06
CIK 1130126

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

Commission File Number 0-32131

                   TILLMAN INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

        UTAH                                87-0429950
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

175 South Main, No. 1212
Salt Lake City, Utah 84111
(Address of principal executive offices)

Registrant's telephone number including area code:(801)532-6200.

350 South 400 East, No. 105
Salt Lake City, Utah 84111
Former Address, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes x          No


As of June 30, 2003, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.





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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of our operations from January 1, 2003, through June 30, 2003. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.












                   Tillman International, Inc.
                      Financial Statements
                          (Unaudited)
                         June 30, 2003


































                   Tillman International, Inc.
                         Balance Sheet

                                            June       December
                                          30, 2003     31, 2002
                                         (Unaudited)

                            Assets

Current Assets                          $     -      $     -

         Total Assets                   $     -      $     -

                Liabilities & Stockholders' Equity

Current Liabilities

     Accounts Payable                   $      654   $     1,275
     Taxes Payable                             400           400
     Interest Payable                        1,260           808
     Note Payable - Related Party           10,597         8,187

        Total Current Liabilities           12,911        10,670

Stockholders' Equity

     Common Stock 40,000,000 Shares
      Authorized at $.001 Par Value;
      1,557,500 Shares Issued and
      Outstanding                            1,557         1,557
     Capital in Excess of Par Value         (1,657)       (1,657)
     Accumulated Deficit                   (12,811)      (10,570)

          Total Stockholders' Equity       (12,911)      (10,670)

          Total Liabilities &
           Stockholders' Equity         $     -      $      -











     See accompanying notes to financial statements.

                                Tillman International, Inc.
                                Statements of Operations
                                      (Unaudited)

                              For the Three Months Ended      For the Six Months Ended
                                June 30,        June 30,        June 30,     June 30,
                                 2003            2002            2003         2002
                              (Unaudited)     (Unaudited)     (Unaudited)  (Unaudited)

Revenue                        $    -          $    -          $    -       $    -

Expenses

General & Administrative            247             978            1,957       2,478

      Total Operating Exp.          247             978            1,957       2,478

        Net Income (Loss)
        from Operations            (247)           (978)          (1,957)     (2,478)

Other Income (Expenses)

     Interest Expense                79             172              284         232

     Total Other Income (Exp.)      (79)           (172)            (284)       (232)

        Net Income (Loss)
         before Taxes              (326)         (1,150)          (2,241)     (2,710)

     Taxes                          -               -                -           -

        Net Income (Loss)      $   (326)       $ (1,150)       $  (2,241)   $ (2,710)

        Net Loss Per
        Common Share           $    -          $    -          $     -      $    -

        Weighted Average
        Shares Outstanding     1,557,500       1,557,500       1,557,500    1,557,500

     See accompanying notes to financial statements.

                   Tillman International, Inc.
                    Statements of Cash Flows
                          (Unaudited)

                                    For the Six Months Ended
                                 June 30,               June 30,
                                   2003                   2002
Cash Flows from Operating
Activities

     Net Income (Loss)         $   (2,241)            $   (2,710)
     Increase (Decrease) in
     Accounts/Interest Payable       (169)                   696

       Net Cash Provided by
        Operating Activities       (2,410)                (2,014)

Cash Flows from Investing
Activities

     Net Cash Used by
      Investing Activities             -                      -

Cash Flows from Financing
Activities

     Increase in Notes
      Payable/Related Party          2,410                 2,014

      Net Cash Used by
       Financing Activities          2,410                 2,014

      Increase (Decrease) in
       Cash and Cash Equivalents       -                     -

      Cash and Cash Equivalents,
       Beginning of Period             -                     -

      Cash and Cash Equivalents,
       End of Period            $      -               $     -

Supplemental Cash Disclosures

     Interest                   $      -               $     -
     Income Taxes                      -                     -





     See accompanying notes to financial statements.

                   Tillman International, Inc.
                Notes to the Financial Statements
                         June 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - Tillman International, Inc., (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity
organized as a private corporation, partnership, or sole
proprietorship.   The Company subsequently changed its name to
Tillman International, Inc.

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

     The Company has cumulative net operating loss carryforwards of approximately $10,500 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves of the same amount.

     The Company has available approximately $12,800 in net operating loss carryforwards that will begin to expire in the year 2019.

                   Tillman International, Inc.
               Notes to the Financial Statements
                         June 30, 2003

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $10,597. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at June 30, 2002 is $1,260.

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











ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
  We have not engaged in any material operations during the period ended June 30, 2003. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

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

Result of Operations.
  For the quarter ended June 30, 2003, we had limited operations. During the quarter ended June 30, 2003, we had no revenues and incurred expenses of $326 with a net loss of $(326) compared to no revenues and $1,150 of expense with a net loss of $(1,150) for the same period a year earlier.

  For the six month period ended June 30, 2003, we had no revenues and incurred expenses of $2,241 with a net loss of $(2,241) compared to no revenues and $2,710 of expense with a net loss of $(2,710) for the same period a year earlier.

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

Date   July 25, 2003

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer

By s/Wallace Boyack
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Certification of Chief Operating Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

s/ _______________________________
Wallace Boyack, Chief Operating Officer

Certification of Chief Financial Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated this 25 day of July 2003.

s/Wallace Boyack
Wallace Boyack, Chief Financial Officer


Exhibit 99.1


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003, of Tillman International, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 25, 2003
          s/Wallace Boyack
          Name  Wallace Boyack
          President/Chief Operating Officer/Director

Exhibit 99.2


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended June 30, 2003, of Tillman International, Inc.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: July 25, 2003
          s/Wallace Boyack
          Name  Wallace Boyack
          Chief Financial Officer