Form 10QSB
period 2003-09-30
TILLMAN INTERNATIONAL INC
filed 2003-11-17
CIK 1130126

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


            Quarterly Report Under Section 13 or 15(d)
              Of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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


As of September 30, 2003, Registrant had 1,557,500 shares of common stock, par value of $.001 per share, issued and outstanding.





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

     In our opinion, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of our operations from January 1, 2003, through September 30, 2003. The results of our operations for such interim period is not necessarily indicative of the results to be expected for the entire year.












                   Tillman International, Inc.
                       Financial Statements
                           (Unaudited)
                        September 30, 2003

































                     Tillman International, Inc.
                          Balance Sheet

                                                 September       December
                                                  30, 2003       31, 2002
                                                (Unaudited)

                              Assets

Current Assets                                  $         -     $        -

   Total Assets                                 $         -     $        -

                Liabilities & Stockholders' Equity

Current Liabilities

 Accounts Payable                               $       654     $    1,275
 Taxes Payable                                          400            400
 Interest Payable                                     1,525            808
 Note Payable - Related Party                        12,097          8,187

   Total Current Liabilities                         14,676         10,670

Stockholders' Equity

 Common Stock 40,000,000 Shares
  Authorized at $.001 Par Value;
  1,557,500 Shares Issued and Outstanding             1,557          1,557
 Capital in Excess of Par Value                       1,657)        (1,657)
 Accumulated Deficit                                (14,576)       (10,570)

   Total Stockholders' Equity                       (14,676)       (10,670)

   Total Liabilities & Stockholders' Equity     $         -     $        -



















See accompanying notes to financial statements.

                    Tillman International, Inc.
                     Statements of Operations
                           (Unaudited)

                         For the Three Months Ended  For the Nine Months Ended
                             September September         September September
                             30, 2003  30, 2002          30, 2003  30, 2002

Revenue                     $       -  $      -          $      -  $      -

Expenses

 General & Administrative       1,500       500             3,457     2,978

   Total Operating Exp.         1,500       500             3,457     2,978

   Net Income (Loss)
   from Operations             (1,500)     (500)           (3,457)   (2,978)

Other Income (Expenses)

 Interest Expense                 265       204               549       436

  Total Other Income (Exp.)      (265)     (204)             (549)     (436)

  Net Income (Loss)
   before Taxes                (1,765)     (704)           (4,006)   (3,414)

   Taxes                            -         -                 -         -

   Net Income (Loss)        $  (1,765) $   (704)         $ (4,006) $ (3,414)

   Net Loss Per
   Common Share             $       -  $      -          $      -  $      -

   Weighted Average
   Shares Outstanding        1,557,500 1,557,500         1,557,500 1,557,500















See accompanying notes to financial statements.

                   Tillman International, Inc.
                     Statements of Cash Flows
                           (Unaudited)

                                                    For the Nine Months Ended
                                                   September 30,  September 30,
                                                       2003           2002
Cash Flows from Operating Activities

 Net Income (Loss)                                $    (4,006)   $    (3,414)
 Increase (Decrease) in Accounts/Interest Payable          96            400

   Net Cash Provided by Operating Activities           (3,910)        (3,014)

Cash Flows from Investing Activities                        -              -

   Net Cash Used by Investing Activities                    -              -

Cash Flows from Financing Activities

 Increase in Notes Payable/Related Party                3,910          3,014

   Net Cash Used by Financing Activities                3,910          3,014

   Increase (Decrease) in Cash and
   Cash Equivalents                                         -              -

   Cash and Cash Equivalents,
   Beginning of Period                                      -              -

   Cash and Cash Equivalents,
   End of Period                                  $         -    $         -

Supplemental Cash Disclosures

 Interest                                         $         -    $         -
 Income Taxes                                               -              -


















See accompanying notes to financial statements.

                   Tillman International, Inc.
                Notes to the Financial Statements
                       September 30, 2003

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




                   Tillman International, Inc.
                Notes to the Financial Statements
                       September 30, 2003

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

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company issued a promissory note to the Company's President in compensation for paying transfer agent fees. The amount of the note is $12,097. The unsecured note carries an interest rate of 10% per year and is due on demand. Interest payable at September 30, 2003 is $1,525.

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

NOTE 6 - SUBSEQUENT EVENT

	On November 11, 2003, the Company's Board of Directors approved the issuance of 300,000 shares of the Company's common stock. The shares were issued for cash at $.01 per share to the President of the Company. The funds will be used to sustain minimal operating expenses associated with maintaining a reporting company with the U.S. Securities and Exchange Commission.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Plan of Operations.
  We have not engaged in any material operations during the period ended September 30, 2003. Over the past several years we have not engaged in any material operations other than matters pertaining to our corporate existence. We intend to continue to seek the acquisition of assets, property, or business that may be beneficial to us and our shareholders.

  Our only foreseeable cash requirements during the next twelve month period will relate to maintaining our status as a corporate entity, complying with the periodic reporting requirements of the U.S. Securities and Exchange Commission, and evaluating and reviewing possible business ventures and opportunities. We do not anticipate raising additional capital in the next twelve months. If additional funds are required, it is anticipated that management will advance such funds as loans to us or we will issue shares for the funds advanced. Any loan will not be on terms less favorable than we could obtain from a commercial lender. We authorized the issuance of 300,000 shares of restricted common stock to our president for the payment of $3,000 to us.

Result of Operations.
  For the quarter ended September 30, 2003, we had limited operations. During the quarter ended September 30, 2003, we had no revenues and incurred expenses of $1,765 with a net loss of $(1,765) compared to no revenues and expenses of $704 with a net loss of $(704) for the same period a year earlier.

  For the nine month period ended September 30, 2003, we had no revenues and incurred expenses of $4,006 with a net loss of $(4,006) compared to no revenues and expenses of $3,414 with a net loss of $(3,414) for the same period a year earlier.

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

Part II.
Item 1. Legal Proceedings.  None, not applicable.

Item 2. Changes in Securities. There were no changes during the quarter ended September 30, 2003. On November 11, 2003, the issuance of 300,000 shares of restricted common stock, par value of $.001 per share, was authorized for the payment of $3,000. The issued and outstanding shares after the issuance will be 1,857,500 shares of common stock.

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

Date   November 14, 2003

Tillman International, Inc.


By s/Wallace Boyack
President and Chief Executive Officer

By s/Wallace Boyack
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Certification of Chief Operating Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Dated this 14 day of November 2003.
s/ _______________________________
Wallace Boyack, Chief Operating Officer


Certification of Chief Financial Officer

In connection with the Quarterly Report of Tillman International, Inc., a Utah corporation, (the "Company"), on Form 10-QSB for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), I, Wallace Boyack, Chief Operating Officer of the Company certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of Sections
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated this 14 day of November 2003.

s/Wallace Boyack
Wallace Boyack, Chief Financial Officer


Exhibit 99.1


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003, of Tillman International, Inc.

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

Date: November 14, 2003.
          s/Wallace Boyack
          Name  Wallace Boyack
          President/Chief Operating Officer/Director

Exhibit 99.2


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.


I, Wallace Boyack, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended September 30, 2003, of Tillman International, Inc.

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

Date: November 14, 2003
          s/Wallace Boyack
          Name  Wallace Boyack
          Chief Financial Officer