Form 10KSB
period 2003-12-31
TILLMAN INTERNATIONAL INC
filed 2004-04-22
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number 000-32131

                          QUEST MINERALS & MINING CORP.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Utah                                         87-0429950
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                470 Burning Fork
                            Pikeville, Kentucky 41502
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (606) 433-1926 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.001 par value

                               ___________________

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $1,310,456.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44,274,340 as of March 31, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 20,608,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 31, 2004, 39,085,642 shares of Quest's common stock were issued and outstanding.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

General

         Quest Minerals and Mining Corp., or Quest, acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses on properties that produce quality compliance blend coal. Quest currently operates one drift mine at Burning Fork, which is four miles northeast of Pikeville Kentucky. Quest's steam coal is currently sold on the spot market to certain brokers who in turn sell to utilities and industrial clients as fuel for power plants. It currently produces no metallurgical coal but is actively seeking such grade coal for sale to make coke for use in the manufacture of steel.

         Through a second-level subsidiary, Quest Energy, Ltd., Quest has previously acquired E-Z Mining Co., Inc. E-Z Mining operates a quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains one million tons of Elkhorn #3 coal, currently being mined by E-Z Mining, as well as an estimated two million tons of Elkhorn #2 coal -- permitted and scheduled for development by September 2004. In addition, Quest has entered into a letter of intent to acquire Gwenco Inc., which holds approximately 30 coal leases, covering an estimated 700 acres. From 1997 through 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a down-turn in coal prices made continued operations unfeasible, and the mines were shut down. Upon completion of the acquisition of Gwenco, Quest intends to re-open these two operations and commence coal production as early as June 2004.

Business Development of Quest

         Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest Minerals (Nevada), was organized on November 19, 2003 to acquire and operate privately held coal mining companies in the southeast United States. On January 1, 2004, Quest Minerals (Nevada) acquired E-Z Mining Co., Inc. On February 9, 2004, Quest Minerals (Nevada) completed a "reverse merger" with Tillman International, Inc., or Tillman, a publicly-traded shell corporation and a fully reporting company registered under the Securities Exchange Act of 1934. On April 8, 2004, Tillman changed its name to "Quest Minerals & Mining Corp."

         E-Z Mining Acquisition. On January 1, 2004, Quest Minerals (Nevada) acquired E-Z Mining Co., Inc., a Kentucky corporation, pursuant to a stock purchase agreement whereby Quest Energy, Ltd., a Kentucky corporation and wholly-owned subsidiary of Quest Minerals (Nevada) acquired 100% of the outstanding shares of capital stock of E-Z Mining. Under the stock purchase agreement, Quest Minerals (Nevada) issued 2,000,000 shares of its Series A convertible preferred stock and 23,000 shares of its common stock to the stockholders of E-Z Mining in exchange for all of the outstanding shares of capital stock of E-Z Mining.

         Each share of Quest Minerals (Nevada) Series A preferred stock is now convertible into a maximum of five (5) shares of Quest common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of Quest common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004, Quest has the option of redeeming the Series A preferred stock at a price equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends. The Series A Preferred Stock has no voting rights.

         Reverse Merger. On February 9, 2004, Tillman acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Tillman issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). In addition, Tillman agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Tillman and one of its former directors, were cancelled. Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Tillman. On April 8, 2004, Tillman amended its articles of incorporation to change its name to "Quest Minerals & Mining Corp."

Industry Overview

         As a major contributor to the world energy supply, coal represents approximately 23% of the world's primary energy consumption, according to the World Coal Institute. The primary use for coal is to fuel electric power generation. In calendar year 2002, it is estimated that coal generated 51% of the electricity produced in the United States, according to the Energy Information Administration, a statistical agency of the U. S. Department of Energy.

         The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, South Africa, and Australia. The United States is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 70% of the nation's fossil fuel reserves, according to Energy Ventures Analysis. Total coal reserves are estimated by comparing the total probable heat value (British thermal units ("Btus") per pound) of the demonstrated coal reserve tonnage reported by the Department of Energy to the heat value of other fossil fuel energy resources reported by the Department of Energy.

         U.S. coal production has more than doubled during the last 30 years. In 2002, total coal production as estimated by the United States Department of Energy ("DOE") was 1.1 billion tons. The primary producing regions were the Powder River Basin (38%), Central Appalachia (23%), Midwest (14%), Northern Appalachia (12%), West (other than the Powder River Basin) (12%) and other (1%). All of Quest's coal production comes from the Central Appalachian region. Approximately 66% of U.S. coal is produced by surface mining methods. The remaining 34% is produced by underground mining methods.

         Coal is used in the United States by utilities to generate electricity, by steel companies to make products with blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both east and west coast terminals. The breakdown of 2002 U.S. coal demand, as estimated by Resource Data International, Inc. ("RDI"), is as follows:

End Use                             Tons (millions)      Percentage of Total
--------------------------------    -----------------    -------------------
Electricity generation                    982                  86%
Industrial users                           66                   6%
Exports                                    64                   6%
Steel making                               27                   2%
Residential & commercial                    5                  --%
                                    -----------------    -------------------
Total                                   1,144                 100%
                                    =================    ===================


         Coal has long been favored as an electricity generating fuel by regulated utilities because of its basic economic advantage. The largest cost component in electricity generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas on a Btu-comparable basis. RDI estimated the average total production costs of electricity, using coal and competing generation alternatives in 2002 as follows:

Electricity Generation Type                Cost per million Kilowatt Hours
----------------------------------------   -------------------------------------

Oil                                                       $4.754
Natural Gas                                               $4.422
Coal                                                      $1.819
Nuclear                                                   $1.785
Other (solar, wind, etc.)                                 $0.979
Hydroelectric                                             $0.527

         According to RDI, 15 of the 25 lowest operating cost power plants in the United States during 2001 were fueled by coal. Coal used as fuel to generate electricity is commonly referred to as "steam coal."

         There are factors other than fuels cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electricity generation by fuel source in 2002, as estimated by the Energy Information Administration, is as follows:

Electricity Generation Source           Percent of Total Electricity Generation
-------------------------------------   ---------------------------------------
Coal                                                               51%
Nuclear                                                            21%
Natural Gas                                                        17%
Hydro                                                               6%
Oil                                                                 3%
Other                                                               2%
                                        ---------------------------------------

Total                                                             100%
                                        =======================================

         RDI projects that generators of electricity will increase their demand for coal as demand for electricity increases. Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth. Demand for electricity has historically grown in proportion to U.S. economic growth.

         Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser. According to the National Mining Association, approximately two-thirds of U.S. coal production is shipped via railroads. Final delivery to consumers often involves more than one transportation mode. A significant portion of U.S. production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

Market Opportunity

         In the recent past, coal price declines lead to widespread mine shutdowns. Beginning in the fourth quarter of 2003, coal prices began a steady increase. Traditionally, coal price increases have been caused by harsh North American weather or labor stoppages. Current upward pricing trends have no specific driver outside of general price increases in all energy sources, which appear to be driven by geo-political concerns and the current non-renewable characteristics of fossil fuels. Equivalent current natural gas prices imply that coal should currently be trading at U.S. $70 to U.S. $80 per ton. Nymex July 2004 coal deliveries are trading just above $51 per ton as of the beginning of March 2004. As coal prices strengthen, Quest believes that it could become highly lucrative to re-open the best of these recently closed mines.

Mining Techniques

         There are several basic techniques for mining drift or adit mines. Quest uses the conventional method at its E-Z Mining facility in Burning Fork #1 and intends to use a continuous miner on the Pond Creek seam upon completion of the Gwenco acquisition.

         Burning Fork #1. Quest currently uses a Joy-16RB cutter to mine the Elkhorn #3 seam. The seam is a thin (27 to 37 inch) seam of quality coal running 12,000 Btu and less than 15% ash. Since it has sulfur content of about 1%, it is considered a compliance blend coal. The cutter makes a 6 to 8 inch cut about 18 feet wide and 9 feet deep at the face. Then the top coal is drilled and shot with dynamite, dropping the coal to the ground. After shooting, battery powered S&S 484 scoops with 1.5 ton buckets pick up the coal and deliver it to the conveyor tail piece for transport to the outside stock pile and shipping by trucks to the docks. When the coal is cleared a roof bolter is used to secure the top (roof) of the open area based on a roof bolting program approved by the state and federal authorities. In this manner the mine progresses forward.

         Gwenco. If Quest completes the Gwenco acquisition, it intends to use a Joy 14-10AA continuous miner. In this technique, the miner has a cutting head that tears the coal from it natural deposit and transfers the coal to a gather head and then to shuttle cars that can carry from 3 to 10 tons depending on the size. This method can create higher volume mining than the conventional method, but may mine the coal with a higher content of ash.

Expansion Strategy

         Quest is aggressively seeking to acquire new mines and contracting to produce and market additional coal in its geographic focus area. Quest intends to acquire and operate high quality coal properties with established field personnel, primarily in the eastern Kentucky coalfields, with additional properties in southwestern West Virginia and western Virginia. This region has an excellent infrastructure of workers, truckers, rail sidings on the CSX and N&W rail lines and low cost access to the Big Sandy barge docks near Ashland, KY, for effective coal distribution. Quest intends to use its local knowledge to pursue high returns on investment from re-opening profitable properties in this region. Quest intends to grow by additional accretive acquisitions, contract mining, and internal development of owned properties. The following projects delineate Quest's initial ventures:

         E-Z Mining Inc.

                  Elkhorn #3 Seam - Quest acquired the Elkhorn #3 with its acquisition of E-Z Mining Inc. in January 2004. Since August 2003, E-Z Mining has been in the process of upgrading equipment and mine improvements. Elkhorn #3 is a "drift" or "adit mine," wherein unmined coal at the current face starts at approximately 4,000 feet.

         o The permitted mining area has 1,000,000 tons of recoverable Elkhorn #3 coal, running in a seam that measures 27 to 37 inches in thickness. It is engineered by Bocoor Engineering of Paintsville, KY, and has an expected 10-12 year life cycle.

         o The average analysis of this seam is 12,000 Btu's and under 14% ash. These characteristics have made the Elkhorn #3 a staple for blending in compliance coal orders.

         o E-Z has added enough equipment to be able to mine from a base of 8,000-10,000 tons per month, dependent on seam thickness and mining conditions.

         o The primary market for Elkhorn #3 coal is a $4.80 per ton truck haul to the Big Sandy River docks where approximately ten brokerage firms and/or operators manage barge facilities. Quest's ultimate goal is to enter into a "one-stop" venture to wash, blend and re-market coal direct to customers.

                  Elkhorn #2 Seam - On the same leases, E-Z Mining brought an additional 2,200,000 tons of Elkhorn #2 coal to Quest. Bocoor Engineering provided this engineering estimate. This coal is of equal quality to the Elkhorn #3 seam, but appears to be 2 to 3 inches thicker and running above 30 to 40 inches in thickness.

         o        This seam is in the final phase of permitting for development

         o        Minor engineering remains along with some landowner logistics

         o Quest expects to invest U.S. $450,000 to $750,000 in this mine to allow for the face up, infrastructure and dispersal of sufficient equipment to the mine.

         o Quest estimates that mining can commence by late summer or early fall of 2004, providing an additional 10,000 tons of Elkhorn #2 per month. The pace of development will be governed by capital availability.

         Gwenco, Inc.

                  Quest recently announced a binding letter of intent to acquire Gwenco, Inc., based in Catlettsburg, Kentucky. Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases. From 1997 to 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a downturn in coal prices made continued operations unfeasible, and the mines were shut down. Quest is in the process of acquiring Gwenco and expects to close this acquisition in the second quarter of 2004. In the interim, Quest has begun to re-equip and re-open operations at Gwenco.

         o The primary reserves are in the Pond Creek, Lower Cedar Grove and Taylor seams.

         o Both the Pond Creek and Lowers Cedars Grove seams are permitted and bonded and have been mined to a limited extent. The coal in the Pond Creek seam is low-sulfur, compliance coal, running at an average of 12,000 to 12,500 Btu's when mined clean. The coal in the Lower Cedar Grove seam has a shale parting and must be washed to be commercial. When cleaned it is a high Btu coal with certain metallurgical coal qualities.

         o Quest expects to begin producing coal from Pond Creek and Lower Cedar Grove upon completion of the acquisition in the second quarter of 2004.

         o Quest anticipates that tonnage should increase from an initial 15,000 to 40,000 tons during the 3rd and 4th quarters of 2004.

Customers

         Quest currently sells all of its coal on the spot market to coal brokers. Quest seeks to enter into long-term contracts (exceeding one year in duration) with many of its customers. These arrangements would allow customers to secure a supply for their future needs and provide Quest with greater predictability of sales volume and sales prices. For the first two quarters of 2004, Quest expects that 100% of its coal sales volume will be sold at spot market prices. Quest believes that, by the end of 2004, the percentage of sales pursuant to long-term arrangements will be about 50%. Remaining coal sales volume will be sold at spot market prices.

Competition

         The coal industry in the United States is highly competitive. Quest competes with many large producers and other small coal producers. Quest competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply. Continued demand for coal is also dependent on factors outside of Quest's control, including demand for electricity, environmental and governmental regulations, weather, technological developments, and the availability and cost of alternative fuel sources.

         The price at which Quest's production can be sold is dependent upon a variety of factors, many of which are beyond Quest's control. Quest sells coal on the spot-market and seeks to sell coal under long-term contracts. Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis. In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which Quest's production can be sold. Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves, transportation costs and labor availability and cost. Underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining. In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to excess coal production capacity in the United States. Competition resulting from excess capacity has encouraged producers to reduce prices and to pass productivity gains through to customers. Demand for Quest's low sulfur coal and the prices that Quest will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances.

         Transportation costs are another fundamental factor affecting coal industry competition. Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, coal transportation rates from the western coal producing areas into Central Appalachian markets limited the use of western coal in those markets. More recently, however, lower rail rates from the western coal producing areas to markets served by eastern producers have created major competitive challenges for eastern producers. Barge transportation is the lowest cost method of transporting coal long distances in the eastern United States, and the large numbers of eastern producers with river access keep coal prices competitive. Quest believes that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for Central Appalachian coal. Quest believes that with close proximity to competitively-priced Central Appalachian coal, utilities with plants located on the Ohio River system will become price setters in a deregulated environment.

         Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented. There can be no assurance that Quest's costs will permit it to compete effectively with other producers seeking to provide coal to a customer; however, it is Quest's goal to maintain low production costs, offer a variety of products and have develop access to multiple transportation systems that will enable it to compete effectively with other producers.

Environmental, Safety and Health Matters

         Quest is subject to federal, state and local laws and regulations relating to environmental protection and plant and mine safety and health, including, but not limited to, the federal Surface Mining Control and Reclamation Act of 1977, the Occupational Safety and Health Act, the Mine Safety and Health Act of 1977, the Water Pollution Control Act, as amended by the Clean Water Act, the Clean Air Act, the Black Lung Benefits Revenue Act of 1977, and the Black Lung Benefits Reform Act of 1977. Quest is rarely subject to permitting or enforcement under the Resource Conservation and Recovery Act, or RCRA, or the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and does not consider the effects of those statutes on its operations to be material for purposes of disclosure.

         SMCRA. The Surface Mining Control and Reclamation Act, or SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Land Fund, which is part of the Surface Mining Control and Reclamation Act, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. A mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators must receive permits and permit renewals for surface mining operations from the Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. Quest does not engage in surface mining and has no intention of doing so in the future.

         On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests and within certain proximity to occupied dwellings. The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may led to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff's claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration. The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review. The Department of Interior and the National Mining Association, a trade group that intervened in this action, sought a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit and the stay was granted. If the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those that Quest may use in the future. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

         Black Lung. The U.S. Department of Labor has issued a final rule amending the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. The amendments could have an adverse impact on Quest, the extent of which cannot be accurately predicted.

         Clean Air Act. The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Quest's mining facilities, by far their greatest impact on Quest and the coal industry generally is the effect of emission limitations on utilities and other prospective customers. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. Significant additional emissions control expenditures will be needed in order to meet the current national ambient air standard for ozone. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead. The EPA has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards for very fine particulate matter and ozone. The Court of Appeals for the District of Columbia issued an opinion in May 1999 limiting the manner in which the EPA can enforce these standards. After a request by the federal government for a rehearing by the Court of Appeals was denied, the Supreme Court agreed in January 2000 to review the case. On February 27, 2001, the Supreme Court found in favor of the EPA in material part and remanded the case to the Court of Appeals.

         On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA's adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and the development of new mines by Quest. This in turn may result in decreased production by Quest and a corresponding decrease in Quest's revenue. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

         Furthermore, in October 1998, the EPA finalized a rule that will require 19 states in the Eastern United States that have ambient air quality problems to make substantial reductions in nitrogen oxide emissions by the year 2004. The final rule was largely upheld by the United States Court of Appeals for the District of Columbia Circuit. To achieve reductions in nitrogen oxide emissions by 2004, many power plants would be required to install additional control measures such as capital-intensive selective catalytic reduction (SCR) devices. The installation of these measures would make it more costly to operate coal-fired power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel. In addition, reductions in nitrogen oxide emissions can be achieved at a low capital cost through a combination of low nitrogen oxide burners and coal produced in western U.S. coal mines. As a result, changes in current emissions standards could also impact the economic incentives for eastern U.S. coal-fired power plants to consider using more coal produced in western U.S. coal mines.

         Along with these regulations addressing ambient air quality, the EPA has initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. EPA's final rule concerning best available retrofit technology (BART) is currently on remand to the Agency from the United States Court of Appeals for the District of Columbia Circuit. By imposing limitations upon the placement and construction of new coal-fired power plants, the EPA's regional haze program could affect the future market for coal.

         Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned electric utility for alleged violations of the Clean Air Act. The EPA claims that these utilities have failed to obtain permits required under the Clean Air Act for alleged major modifications to their power plants. Quest may indirectly supply coal to some of the currently affected utilities, and it is possible that other end users of Quest's coal will be sued. These lawsuits could require the utilities to pay penalties and install pollution control equipment or undertake other emission reduction measures, which could adversely impact their demand for coal.

         Other Clean Air Act programs are also applicable to power plants that may use Quest's coal. For example, the acid rain control provisions of Title IV of the Clean Air Act require a reduction of sulfur dioxide emissions from power plants. Because sulfur is a natural component of coal, required sulfur dioxide reductions can affect coal mining operations. Title IV imposes a two-phase approach to the implementation of required sulfur dioxide emissions reductions. Phase I, which became effective in 1995, regulated the sulfur dioxide emissions levels from 261 generating units at 110 power plants and targeted the highest sulfur dioxide emitters. Phase II, implemented January 1, 2000, made the regulations more stringent and extended them to additional power plants, including all power plants of greater than 25 megawatt capacity. Affected electric utilities can comply with these requirements by doing one or more of the following:

         o burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;

         o installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;

         o        reducing electricity generating levels; or

         o        purchasing or trading emission credits.

         Specific emissions sources receive these credits that electric utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. Each credit allows its holder to emit one ton of sulfur dioxide.

         In addition to emissions control requirements designed to control acid rain and to attain the national ambient air quality standards, the Clean Air Act also imposes standards on sources of hazardous air pollutants. Although these standards have not yet been extended to coal mining operations, the EPA recently announced that it will regulate hazardous air pollutants from coal-fired power plants. Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009. These controls are likely to require significant new improvements in controls by power plant owners. The most prominently targeted pollutant is mercury, although other by-products of coal combustion may be covered by future hazardous air pollutant standards for coal combustion sources. However, the introduction of mercury emissions limits could place coal produced in western U.S. mines at a competitive disadvantage to coal produced in eastern U.S. mines, as current mercury-removal technology is more effective on eastern U.S. coal. The EPA has announced that it intends to issue a proposed rule concerning maximum achievable control technology (MACT) for utilities by December 2003.

         Other proposed initiatives may have an effect upon coal operations. Several so-called multi-pollutant bills, which could regulate a variety of air emissions, including carbon dioxide and mercury, have been proposed. One such proposal is the Bush Administration's recently announced Clear Skies initiative. As proposed, this initiative is designed to reduce emissions of sulfur dioxide, nitrogen oxides and mercury from power plants. Senator James Jeffords has also introduced a bill that would place tight caps on coal-fired emissions, including mandatory limits on carbon dioxide emissions, and require shorter implementation time frames. While the details of these proposed initiatives vary, there is clearly a movement towards increased regulation of air emissions, including carbon dioxide and mercury, which could cause power plants to shift away from coal as a fuel source.

         The Bush administration recently pledged $2 billion to the Clean Coal Technology (CCT) Program. The CCT Program is a government and industry co-funded effort to demonstrate a new generation of innovative coal-utilization processes in a series of "showcase" facilities built across the country. These projects are carried out in sufficiently large scale to prove commercial worthiness and generate data for design, construction, operation, and technical/economic evaluation of full -scale commercial applications. The goal of the CCT Program is to furnish the U.S. energy marketplace with advanced, more efficient coal-based technologies, technologies that are capable of mitigating some of the economic and environmental impediments that inhibit the use of coal as an energy source.

         1992 Framework Convention on Global Climate Change. The United States has not implemented the 1992 Framework Convention on Global Climate Change, or Kyoto Protocol, which is intended to limit or reduce emissions of greenhouse gases, such as carbon dioxide. Under the terms of the Kyoto Protocol, which specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely affect the price and demand for coal. In March 2001, President Bush reiterated his opposition to the Kyoto Protocol and further stated that he did not believe that the government should impose mandatory carbon dioxide emission reductions on power plants. In February 2002, President Bush announced a new approach to climate change, confirming the Administration's opposition to the Kyoto Protocol and proposing voluntary actions to reduce the greenhouse gas intensity of the United States. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The President's climate change initiative calls for a reduction in greenhouse gas intensity over the next 10 years which is approximately equivalent to the reduction that has occurred over each of the past two decades.

         Quest Operations - Permitting; Compliance. Quest believes it has obtained all the permits required for its current operations under the SMCRA, the Clean Water Act and the Clean Air Act and corresponding state laws. Quest believes that it is in compliance in all material respects with such permits, and routinely corrects in a timely fashion violations of which it receives notice in the normal course of operations. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. The cost of obtaining surface mining, clean water and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits. However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000. It is impossible to predict the full impact of future judicial, legislative or regulatory developments on Quest's operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

         Quest believes, based upon present information available to it, that the bonds that Quest has posted with respect to future environmental costs are adequate. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that Quest is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Coal Reserves

         Quest estimates that, as of December 31, 2003, it had total recoverable reserves of approximately three million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

         Information about Quest's reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by its contracted engineers, geologists and finance associates. Reserve estimates are updated annually using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart. Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

         As with most coal-producing companies in Central Appalachia, the majority of Quest's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. However, a significant portion of Quest's reserve holdings are owned and require no royalty or per ton payment to other parties. The average royalties for coal reserves from Quest's producing properties (owned and leased) was approximately 10% of produced coal revenue for the year ended December 31, 2003.

Employees

         Quest and its subsidiaries currently employ approximately 20 people at the Burning Fork operation. Of the total, approximately one is in administration, one is in sales, marketing and distribution, and 18 are in mining operations. None of its employees are represented by a labor union, and it has not entered into a collective bargaining agreement with any union. Quest has not experienced any work stoppages and considers the relations with its employees to be good.

Item 1A.  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This annual report and the documents to which Quest refers you and incorporate into this annual report by reference contain forward-looking statements. In addition, from time to time, Quest, or its representatives, may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding Quest's future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for Quest's products and services, plans related to sales strategies and efforts, the anticipated benefits of Quest's relationships with strategic partners, growth of its competition, its ability to compete, the adequacy of its current facilities and its ability to obtain additional space, use of future earnings, and the feature, benefits and performance of its current and future products and services.

         You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," "seek" or "continue" or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors. These factors may cause Quest's actual results to differ materially from any forward-looking statement. Quest cautions you not to place undue reliance on these forward-looking statements.

         Quest bases these forward-looking statements on its expectations and projections about future events, which it derives from the information currently available to it. Such forward-looking statements relate to future events or future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which Quest refers you and other statements made from time to time by Quest or its representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Quest. For these statements, Quest claims the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and Quest expressly disclaims any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.   PROPERTIES

PROPERTIES

         All of Quest's current operations are conducted at facilities located in Kentucky. The existing facilities are adequate for its current operations. Quest anticipates that additional facilities will be leased or purchased as needed and that sufficient facilities for its needs are readily available.

         Quest's executive offices are located in Pikeville, Kentucky and consist of approximately 1,500 square feet of leased space. Quest leases this space at the rate of $700 per month.

         Quest also leases over 1,000 acres in Kentucky for its operations at Burning Fork #1. It leases this property under an operating agreement with the leaseholder of the Burning Fork property. Under this agreement, Quest is required to pay the leaseholder cola royalties as defined in the agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of E-Z Mining.

Item 3.   LEGAL PROCEEDINGS

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Quest's common stock has traded on the OTC Bulletin Board under the symbol "QMMG" since April 13, 2004. Before that date, its common stock is traded on the OTC Bulletin Board under the symbol "TLLM," and before that, it traded on the OTC Bulletin Board under the symbol "TILL." The following table shows the high and low bid prices for Quest's common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the one for 100 reverse split which was effected in January, 2004 (i.e. they have been increased 100 times to compare them to current prices). Quest considers its stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of its stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2003 (OTC Bulletin Board)             High Bid                     Low Bid
--------------------------------------------------------------------------------
First quarter                             1.00                        1.00
Second quarter                            2.00                        1.00
Third quarter                             2.00                        1.00
Fourth quarter                          101.00                       10.00

         As of March 31, 2004, there were approximately 205 record holders of Quest's common stock.

         Quest has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of its business.

         Shares eligible for future sale could depress the price of Quest's common stock, thus lowering the value of your investment. Sales of substantial amounts of Quest's common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of Quest's common stock.

         Quest's revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of its stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of Quest's common stock.

         Securities Authorized for Issuance Under Equity Compensation Plans. Quest did not have any compensation plans under which its equity securities were authorized for issuance as of December 31, 2003.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

         Quest Minerals and Mining Corp., or Quest, acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses on properties that produce quality compliance blend coal. Quest currently operates one drift mine at Burning Fork, which is four miles northeast of Pikeville Kentucky. Quest's steam coal is currently sold on the spot market to certain brokers who in turn sell to utilities and industrial clients as fuel for power plants. It currently produces no metallurgical coal but is actively seeking such grade coal for sale to make coke for use in the manufacture of steel.

         Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, which in turn is a a holding company for Quest Energy, Ltd., a Kentucky corporation. Quest Energy, Ltd. is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation through which Quest operates a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains one million tons of Elkhorn #3 coal, currently being mined by E-Z Mining, as well as an estimated two million tons of Elkhorn #2 coal -- permitted and scheduled for development by late summer of 2004.

         In addition, Quest has entered into a letter of intent to acquire Gwenco Inc., which holds approximately 30 coal leases, covering an estimated 700 acres. From 1997 through 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a down-turn in coal prices made continued operations unfeasible, and the mines were shut down. Upon completion of the acquisition of Gwenco, Quest intends to re-open these two operations and commence coal production as early as June 2004.

Quest's Corporate History

         Quest incorporated on November 21, 1985 in the State of Utah under the name "Sabre, Inc." It subsequently changed its name to Tillman International, Inc. On February 9, 2004, Tillman acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Tillman issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). In addition, Tillman agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Tillman and one of its former directors, were cancelled. Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Tillman. On April 8, 2004, Tillman amended its articles of incorporation to change its name to "Quest Minerals & Mining Corp."

         Since the stockholders of Quest Minerals (Nevada) owned approximately 53% of Tillman's outstanding voting shares after giving effect to the reorganization, and since Tillman was a development stage company with limited operations before the reorganization, Quest Minerals (Nevada) is deemed to be the acquirer for accounting purposes, and the transaction will be reflected as a recapitalization of Quest Minerals (Nevada). In a recapitalization, the historical stockholders' equity of Quest Minerals (Nevada) prior to the reorganization will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of Tillman's stock and Quest Minerals (Nevada)'s stock by an offset to capital.

         Quest Minerals (Nevada) was incorporated on November 19, 2003 in the State of Nevada. It had minimal operations until January 1, 2004, when it acquired all of the capital stock of E-Z Mining Co., Inc., a Kentucky corporation. As a result, E-Z Mining Co. is deemed to be Quest's predecessor, and the results of operations and other information set forth below with respect to the period commencing January 1, 2002 through December 31, 2003 are those of E-Z Mining Co.

Results of Operations

Basis of Presentation

         The results of operations set forth below for the years ended December 31, 2003 and December 31, 2002 are those of E-Z Mining Co., Inc., Quest's wholly-owned subsidiary which is deemed to be Quest's predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                     Year Ended                  Year Ended
                                                    December 31,                November 20,
                                              --------------------------  --------------------------
                                                        2003                        2001
                                                    (E-Z Mining)                (E-Z Mining)
                                              --------------------------  --------------------------
Net sales                                                 100.0%                      100.0%

Cost of sales                                             124.3                       110.3
                                              --------------------------  --------------------------


Gross profit                                             (24.3)                      (10.3)

Selling, general and administrative                        0.8                         0.7

Depreciation                                               5.4                         1.8
                                              --------------------------  --------------------------

Operating income                                         (30.6)%                     (12.8)%
                                              ==========================  ==========================

Comparison of the Year's ended December 31, 2003 and 2002

         Net sales. Net sales for E-Z Mining decreased to $1,310,456, or a decline of 39.8%, for the year ended December 31, 2003, from $2,179,933 for the year ended December 31, 2002. This decrease in sales results primarily from the mine being closed down by the prior ownership and being refurbished by current E-Z Mining management.

         Cost of Sales. Cost of sales decreased to $1,629,368, or a decline of 32.2% for the year ended December 31, 2003, from $2,403,693 for the year ended December 31, 2002. As a percentage of net sales, cost of sales increased to 124.3% of net sales for the year ended December 31, 2003 versus 110.26% of sales for the year ended December 31, 2002. On an absolute basis, E-Z Mining's cost of sales decreased primarily because its revenues decreased. On a percentage basis, E-Z Mining's cost of sales increased due to decreased production during the period in which the mine was being repaired.

         Selling, general and administrative. Selling, general and administrative expenses decreased to $10,858, or 32.6%, for the year ended December 31, 2003, from $16,123 for the year ended December 31, 2002. As a percentage of net sales, selling, general and administrative expenses were 0.8% for the year ended December 31, 2003, as compared to 0.7% for the comparable period in 2002. Management considers the change in selling, general and administrative expenses to be immaterial to its overall operations.

         Depreciation. Depreciation expense increased to $71,042, or 80.5%, for the year ended December 31, 2003, from $39,354 for the year ended December 31, 2002. As a percentage of net sales, depreciation expense were 5.4% for the year ended December 31, 2003, as compared to 1.8% for the comparable period in 2002. E-Z Mining's depreciation expense increased primarily because additional equipment was put into service in 2003.

         Operating loss. E-Z Mining incurred an operating loss of $400,812 for the year ended December 31, 2003, compared to an operating loss of $279,237 for the year ended December 31, 2002. It had higher operating losses in the year 2003 as compared to 2002 primarily because the mine was shut down for over 5 months for refurbishment and sales during this period were negligible.

         Provision for income taxes. E-Z Mining incurred operating losses for the year ended December 31, 2003 and for the year ended December 31, 2002. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         E-Z Mining has financed its operations and capital requirements through cash flows generated from debt financing. Its working capital deficit at December 31, 2003 was $656,426. It had cash of $550, as of December 31, 2003, as compared to having of $88,705 at December 31, 2002. This difference resulted primarily from its net loss, which was due to the closing of its primary mine for a period of several months. This loss was offset by E-Z Mining's issuance of notes payable.

         E-Z Mining used $227,260 of net cash in operating activities for the year ended December 31, 2003, compared to generating $95,678 in the year ended December 31, 2002. Cash used in operating activities for the year ended December 31, 2003 was mainly due its net loss of $400,812. The net loss was offset by $71,042 of depreciation recognized in 2003, a decrease in accounts receivable of $60,983, and an increase of $41,527 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $149,527 for the year ended December 31, 2003, compared to using $335,047 in the year ended December 31, 2002. Cash used by investing activities for the year ended December 31, 2003 was used for mine development and the purchase of equipment.

         Net cash flows provided by financing activities were $288,632 for the year ended December 31, 2003, compared to net cash provided by financing activities of $213,811in the year ended December 31, 2002. This increase in net cash provided by financing activities is primarily due to E-Z Mining's issuance of $328,505 in notes payable in 2003. This increase was offset by payments on officer loans of $39,873.

Capital Requirements

         The report of E-Z Mining's independent accountants for the fiscal year ended December 31, 2003 states that E-Z Mining has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations and from the sale of its securities. Quest has recently completed a private placement of common stock, receiving gross proceeds of $100,000. In addition, Quest is continuing to seek to fund its capital requirements over the next 12 months from the sale of its securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.

         Part of Quest's growth strategy is to acquire companies that offer complementary products and services to those industries which it currently serves. Where appropriate, Quest will seek to acquire companies located in markets where it currently operates to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. Other than the letter of intent to acquire Gwenco, Inc., Quest does not currently have binding agreements or understandings to acquire any other companies.

         Quest intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Item 7.  FINANCIAL STATEMENTS

         The financial statements and related notes for Quest (Nevada) are contained on pages F-1 to F-9 of this report. The financial statements and related notes for E-Z Mining Co. are contained on pages F-10 to F-21 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         See Quest's Current Report on Form 8-K filed on April 1, 2004.

Item 8A. CONTROLS AND PROCEDURES.

         Quest carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that Quest's disclosure controls and procedures are effective to ensure that information required to be disclosed in Quest's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

         There has been no change in Quest's internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information under the caption "Election of Directors" and "Management - Executive Officers and Directors" in Quest's 2004 Information Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Quest's 2004 Information Statement is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" in Quest's 2004 Information Statement is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Common Stock Ownership of Certain Beneficial Owners and Management" in Quest's 2004 Information Statement is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Party Transactions" in Quest's 2004 Information Statement is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit No.                Description
-----------                -----------

2.1* Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004

16.1**   Letter on change in certifying accountant

21.1     Subsidiaries of Quest Minerals and Mining Corp.

31.1     Certification of William R. Wheeler pursuant to Rule 13a-14(a)

31.2     Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)

32.1 Certification of William R. Wheeler pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

* Filed as an exhibit to a Current Report on Form 8-K filed on February 24, 2004, incorporated herein by reference.

** Filed as an exhibit to a Current Report on Form 8-K filed on April 1, 2004, incorporated herein by reference.


(b)      Reports on Form 8-K

         None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information under the caption "Accountant Fees and Services" in Quest's 2004 Information Statement is incorporated herein by reference.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                QUEST MINERAL AND MINING CORP.

                                By: /s/ William R. Wheeler
                                    -----------------------------------------
                                    William R. Wheeler, Chairman, President
                                    and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                             Title                                         Date
----------                             -----                                         ----

/s/ William R. Wheeler          Chairman of the Board, President,             April 21, 2004
---------------------------     Chief Executive Officer
William R. Wheeler


/s/ Eugene Chiaramonte, Jr.     Vice President, Chief Financial               April 21, 2004
---------------------------     Officer, Treasurer, Secretary,
Eugene Chiaramonte, Jr.         and Director

                           QUEST MINERALS & MINING LTD

                                      INDEX

                                                              PAGE
                                                              ----

INDEPENDENT AUDITORS' REPORT                                    F-2

BALANCE SHEET                                                   F-3

STATEMENT OF OPERATIONS                                         F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                    F-5

STATEMENT OF CASH FLOWS                                         F-6

NOTES TO FINANCIAL STATEMENTS                                   F-7-F-9

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Quest Minerals & Mining, Ltd.

We have audited the accompanying balance sheet of Quest Minerals & Mining, Ltd. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the period November 19, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining, Ltd. at December 31, 2003 and the results of its' operations and cash flows for the period November 19, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York

April 14, 2004

                           QUEST MINERALS & MINING LTD

                                  BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS

Cash                                                                     $   100
                                                                         -------

TOTAL ASSETS                                                             $   100
                                                                         =======

STOCKHOLDERS' EQUITY

Preferred stock, par value $0.001, 10,000,000 shares authorized,
   none issued and outstanding                                           $    --
Common stock, par value $0.001, 10,000,000 shares authorized,
   5,152,000 shares issued and outstanding                                 5,152
Deficit                                                                  (5,052)
                                                                         -------

     TOTAL STOCKHOLDERS' EQUITY                                          $   100
                                                                         =======



See Notes to Financial Statements.

                           QUEST MINERALS & MINING LTD

                             STATEMENT OF OPERATIONS
   For the period November 19, 2003 (date of inception) to December 31, 2003





Expenses:

   Administrative expense                                               $ 5,052
                                                                        -------

Net loss                                                                $(5,052)
                                                                        =======






                       See Notes to Financial Statements.

                           QUEST MINERALS & MINING LTD

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
   For the period November 19, 2003 (date of inception) to December 31, 2003


                                    Common Stock
                               Shares            Amount           Deficit            Totals
                             ---------         ---------         ---------          ---------
Balances at
  November 19, 2003                 --         $      --         $      --          $      --

Issuance of stock to
  founders                   5,152,000             5,152                --              5,152

Net loss                            --                --            (5,052)            (5,052)
                             ---------         ---------         ---------          ---------

Balances at
 December 31, 2003           5,152,000         $   5,152         $  (5,052)         $     100
                             =========         =========         =========          =========

                       See Notes to Financial Statements.

                           QUEST MINERALS & MINING LTD

                             STATEMENT OF CASH FLOWS
   For the period November 19, 2003 (date of inception) to December 31, 2003






Operating Activities

   Net loss                                          $(5,052)
                                                     -------
   Net cash (used) by operating activities            (5,052)

Financing Activities
   Sale of shares                                      5,152
                                                     -------

   Net cash provided by financing activities           5,152
                                                     -------
   Increase in cash                                      100

   Cash at beginning of period                            --
                                                     -------

   Cash at end of period                             $   100
                                                     =======




                       See Notes to Financial Statements.

                           QUEST MINERALS & MINING LTD

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1- ORGANIZATION AND OPERATIONS

         Quest Minerals & Mining, Ltd, ("Quest" or the "Company") was incorporated in Nevada on November 19, 2003 for the purpose of acquiring mining properties to operate.

Note 2- SIGNIFICANT ACCOUNTING POLICIES

         Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - COMMON STOCK

         During 2003 the Company sold 5,152,000 shares of its common stock to its founders for $5,152.

                           QUEST MINERALS & MINING LTD

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 4 - SUBSEQUENT EVENTS

         On January 1, 2004 Quest Minerals & Mining Ltd. ("Quest") entered into an agreement to acquire all of the outstanding shares of EZ Mining Co., Inc. for 2,000,000 shares of Series A Preferred Stock (with a Stated Value of $3.00 per share) and 23,000 shares of common stock. The following is the proforma balance sheet for the combined companies as if the acquisition took place on December 31, 2003.

                                                          EZ                  Quest            Consolidating        Pro Forma
                                                        Mining               Minerals           Adjustments          Combined
                                                      -----------          -----------          -----------         -----------
                              ASSETS

Current Assets
  Cash                                                $       550          $       100          $        --         $       650
                                                      -----------          -----------          -----------         -----------
          Total Current Assets                                550                  100                   --                 650

Property and equipment, net                               213,050                   --                   --             213,050
Mine development                                          160,948                   --                   --             160,948
Mineral interests                                              --                   --            6,000,000           6,000,000
                                                      -----------          -----------          -----------         -----------

          Total Assets                                $   374,548          $       100          $ 6,000,000         $ 6,374,648
                                                      ===========          ===========          ===========         ===========

                      LIABILITIES AND CAPITAL
Current Liabilities
  Accounts payable and accrued expenses               $   439,471          $        --          $        --         $   439,471
  Notes payable                                           143,500                   --                   --             143,500
  Officer loans                                            74,005                   --                   --              74,005
                                                      -----------          -----------          -----------         -----------
          Total Current Liabilities                       656,976                   --                   --             656,976

Long term debt                                            110,000                   --                   --             110,000

Stockholders' Equity
  Common stock                                              5,000                   --                   --               5,000
  Preferred stock                                              --                   --            6,000,000           6,000,000
  Additional paid in capital                              309,226                5,152                   --             314,378
  Deficit                                                (706,654)              (5,052)                  --            (711,706)
                                                      -----------          -----------          -----------         -----------
          Stockholders' Equity                           (392,428)                 100            6,000,000           5,607,672
                                                      -----------          -----------          -----------         -----------
          Total Liabilities and Capital               $   374,548          $       100          $ 6,000,000         $ 6,374,648
                                                      ===========          ===========          ===========         ===========

                           QUEST MINERALS & MINING LTD

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 4- SUBSEQUENT EVENTS (continued)

         Note 1 to proforma balance sheet - Mineral interests

         The purchase acquisition costs of mineral properties are deferred until the properties are placed into production, sold or abandoned. These deferred costs will be amortized on the unit-of-production basis over the estimated useful life of the properties following the commencement of production or written-off if the properties are sold, allowed to lapse or abandoned.

         Mineral property acquisition costs include any cash consideration and the fair market value of common shares and preferred shares, based on the trading price of the shares, issued for mineral property interests, pursuant to the terms of the agreement or based upon an independent appraisal.

         Administrative expenditures are expensed in the year incurred.

         Note 2 to proforma balance sheet - Equipment

         Equipment is carried at cost less accumulated depreciation.

         Tillman Acquisition

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest"), the then parent company of EZ Mining Co., Inc. ("EZ"), entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger.

                               EZ MINING CO., INC.

                                      INDEX

                                                              PAGE

INDEPENDENT AUDITORS' REPORT                                   F-11

BALANCE SHEET                                                  F-12

STATEMENTS OF OPERATIONS                                       F-13

STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)               F-14

STATEMENTS OF CASH FLOWS                                       F-15

NOTES TO FINANCIAL STATEMENTS                                F16-F20

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
EZ Mining Co., Inc.

We have audited the accompanying balance sheet of EZ MIning Co., Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZ Mining Co., Inc. at December 31, 2003 and the results of its' operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that EZ Mining Co., Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of EZ Mining Co., Inc. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York

April 14, 2004

                               EZ MINING CO., INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current Assets

   Cash                                                         $     550
                                                                ---------
      Total current assets                                            550

Mine development (Note 2)                                         160,948
Equipment, net (Note 5)                                           213,050
                                                                ---------

TOTAL ASSETS                                                    $ 374,548
                                                                =========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 6)                $ 439,471
  Notes payable (Note 7)                                          143,500
  Officer loans (Note 8)                                           74,005
                                                                ---------

TOTAL CURRENT LIABILITIES                                         656,976

Long term debt (Note 7)                                           110,000
                                                                ---------

TOTAL LIABILITIES                                                 766,976

Commitments and Contingencies
Stockholders' (deficit)
Common stock,  100 shares authorized,
     100 shares issued and outstanding                              5,000
Paid-in capital                                                   309,226
Deficit                                                          (706,654)
                                                                ---------

Total Stockholders' (Deficit)                                    (392,428)
                                                                ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $ 374,548
                                                                =========





                       See Notes to Financial Statements.

                               EZ MINING CO., INC.

                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002



                                                  2003                 2002
                                               -----------          -----------
Revenue:
   Coal sales                                  $ 1,309,833            2,179,933
   Interest and other                                  623          $        --
                                               -----------          -----------

          Total Revenues                         1,310,456            2,179,933
                                               -----------          -----------


Expenses:
   Production costs                              1,629,368            2,403,693
   Selling, general and administrative              10,858               16,123
   Depreciation                                     71,042               39,354
                                               -----------          -----------

          Total Operating Expenses               1,711,268            2,459,170
                                               -----------          -----------

Loss before income taxes                          (400,812)            (279,237)

Provision for income taxes                              --                   --
                                               -----------          -----------

Net loss                                       $  (400,812)         $  (279,237)
                                               ===========          ===========


                       See Notes to Financial Statements.

                               EZ MINING CO., INC.

                STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
                 For the years ended December 31, 2003 and 2002


                                           Common Stock                           Additional
                            ---------------------------------------------          Paid-in
                              Shares           Amount            Capital           Deficit            Totals
                            ---------         ---------         ---------         ---------          ---------

Balances at
 January 1, 2002                  100         $   5,000           135,800         $ (26,605)         $ 114,195

Net loss                           --                --                --          (279,237)          (279,237)
                            ---------         ---------         ---------         ---------          ---------

Balances at
 December 31, 2002                100             5,000           135,800          (305,842)          (165,042)
Contributed capital                --                --           173,426                --            173,426
Net loss                           --                --                --          (400,812)          (400,812)
                            ---------         ---------         ---------         ---------          ---------

Balances at
 December 31, 2003                100         $   5,000           309,226         $(706,654)         $(392,428)
                            =========         =========         =========         =========          =========





                       See Notes to Financial Statements.

                               EZ MINING CO., INC.

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002

                                                                          2003               2002
                                                                        ---------          ---------
Operating Activities
   Net loss                                                             $(400,812)         $(279,237)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                            71,042             39,354
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                      60,983            (60,983)
   Increase (decrease) in accounts payable and accrued expenses            41,527            396,544
                                                                        ---------          ---------
   Net cash provided(used) by operating activities                       (227,260)            95,678

Investing Activities

   Mine development                                                      (101,481)           (59,647)
   Equipment purchased                                                    (48,046)          (275,400)
                                                                        ---------          ---------
   Net cash (used) by investing activities                               (149,527)          (335,047)

Financing Activities

   Notes payable                                                          328,505                 --
   Officer loans                                                          (39,873)           213,811
                                                                        ---------          ---------
   Net cash provided by financing activities                              288,632            213,811
                                                                        ---------          ---------
   Increase (decrease) in cash                                            (88,155)           (25,558)
   Cash at beginning of period                                             88,705            114,263
                                                                        ---------          ---------
   Cash at end of period                                                $     550          $  88,705
                                                                        =========          =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                           $   2,919          $   1,832
                                                                        =========          =========
     Income taxes                                                       $      --          $      --
                                                                        =========          =========

                       See Notes to Financial Statements.

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 1- ORGANIZATION AND OPERATIONS

         EZ Mining Co., Inc. was incorporated in Kentucky in 2001 for the purpose of coal mining. The Company is currently mining its Burning Fork #1 coal proprty in Eastern Kentucky and looking to acquire additional coal properties.



Note 2- SIGNIFICANT ACCOUNTING POLICIES

         Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Coal Acquisition Costs

         The costs to obtain coal lease rights are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves. Amortization occurs either as the Company mines on the property or as others mine on the property through subleasing transactions.

         Rights to leased coal lands are often acquired through royalty payments. As mining occurs on these leases, the accrued royalty is charged to cost of coal sales.

         Mining Equipment

         Mining Equipment is recorded at cost. Expenditures which extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining Equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 7 years.

         Accumulated depreciation for equipment was $110,396 at December 31, 2003.

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 2- SIGNIFICANT ACCOUNTING POLICIES (continued)

         Deferred Mine Development

         Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited. During December 2003 the Company added $110,000 in mine development for engineering.

         Asset Impairment

         If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

         Revenue Recognition

         Coal sales revenues are sales to customers of coal produced at Company operations. The Company recognizes revenue from coal sales at the time title passes to the customer.

         Income Taxes

         Deferred income taxes are based on temporary differences between the financial statement and tax basis of assets and liabilities existing at each balance sheet date using enacted tax rates for years during which taxes are expected to be paid or recovered.

         Recent Accounting Pronouncements

         In December 2003, the financial Accounting Standards Board issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain types of entities. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 3- GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $400,812 and $279,237 for the years ended December 31, 2003 and 2002 andhas a working capital deficit of $656,426. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production.

Note 4- OPERATING AGREEMENT

         On July 23, 2003, the Company entered into an operating agreement (the "Agreement") with the coal leaseholder to assume the responsibilities under the coal lease for its Burning Fork coal property. The Agreement requires the Company to pay the leaseholder coal royalties as defined in the Agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of the Company.

Note 5- EQUIPMENT

Equipment at December 31, 2003 consisted of the following:

  Mining equipment                                                 $323,446
  Less accumulated depreciation                                     110,396
                                                                   --------

  Equipment - net                                                  $213,050
                                                                   ========

         All of the mining equipment is subject to lien held by the coal leaseholder (Note 4).

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 6- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31, 2003:

Accounts payable                            $263,555
Accrued royalties payable-operating          159,703
Accrued royalties-other                       11,688
Accrued interest                               3,125
Accrued expenses                               1,400
                                            --------

                                            $439,471
                                            ========

Note 7- NOTES PAYABLE

         Notes payable at December 31, 2003 consist of the following:

 Notes payable                $253,500
 Less current portion          143,500
                              --------

Balance                       $110,000
                              ========

         On August 1, 2003, the Company borrowed $7,500 from an unaffiliated party due August 1, 2004 plus an additional $7,500 which is considered interest.

         On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. The Company has estimated this liability to be $120,000 of which $10,000 is considered as current.

         On December 22, 2003, the Company under a lease-purchase agreement acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003 and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 buyout is payable after the $38,000 has been paid.

         During the year, the Company borrowed $93,000 from various parties with no definitive terms of repayment.

Note 8- OFFICER LOANS

         $74,005 of loans payable to officers at December 31, 2003 were non interest bearing and had no definite terms of repayment.

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 9- INCOME TAXES

         Due to the Company's losses, no income taxes have been accrued.

Note 10- SUBSEQUENT EVENTS

         On January 1, 2004 Quest Minerals & Mining Ltd. ("Quest") entered into an agreement to acquire all of the outstanding shares of EZ Mining Co., Inc. for 2,000,000 shares of Series A Preferred Stock (with a Stated Value of $3.00 per share) and 23,000 shares of common stock. The following is the proforma balance sheet for the combined companies as if the acquisition took place on December 31, 2003.

                                                          EZ                  Quest            Consolidating         Pro Forma
                                                        Mining              Minerals            Adjustments           Combined
                                                      -----------          -----------          -----------         -----------
                              ASSETS

Current Assets
  Cash                                                $       550          $       100          $        --         $       650
                                                      -----------          -----------          -----------         -----------
          Total Current Assets                                550                  100                   --                 650

Property and equipment, net                               213,050                   --                   --             213,050
Mine development                                          160,948                   --                   --             160,948
Mineral interests                                              --                   --            6,000,000           6,000,000
                                                      -----------          -----------          -----------         -----------

          Total Assets                                $   374,548          $       100          $ 6,000,000         $ 6,374,648
                                                      ===========          ===========          ===========         ===========

                      LIABILITIES AND CAPITAL
Current Liabilities

  Accounts payable and accrued expenses               $   439,471          $        --          $        --         $   439,471
  Notes payable                                           143,500                   --                   --             143,500
  Officer loans                                            74,005                   --                   --              74,005
                                                      -----------          -----------          -----------         -----------
          Total Current Liabilities                       656,976                   --                   --             656,976

Long term debt                                            110,000                   --                   --             110,000

Stockholders' Equity

  Common stock                                              5,000                   --                   --               5,000
  Preferred stock                                              --                   --            6,000,000           6,000,000
  Additional paid in capital                              309,226                5,152                   --             314,378
  Deficit                                                (706,654)              (5,052)                  --            (711,706)
                                                      -----------          -----------          -----------         -----------
          Stockholders' Equity                           (392,428)                 100            6,000,000           5,607,672
                                                      -----------          -----------          -----------         -----------
          Total Liabilities and Capital               $   374,548          $       100          $ 6,000,000         $ 6,374,648
                                                      ===========          ===========          ===========         ===========

                              EZ MINING CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

Note 10- SUBSEQUENT EVENTS (continued)

         Note 1 to proforma balance sheet - Mineral interests

         The purchase acquisition costs of mineral properties are deferred until the properties are placed into production, sold or abandoned. These deferred costs will be amortized on the unit-of-production basis over the estimated useful life of the properties following the commencement of production or written-off if the properties are sold, allowed to lapse or abandoned.

         Mineral property acquisition costs include any cash consideration and the fair market value of common shares and preferred shares, based on the trading price of the shares, issued for mineral property interests, pursuant to the terms of the agreement or based upon an independent appraisal.

         Administrative expenditures are expensed in the year incurred.

         Note 2 to proforma balance sheet - Equipment

         Equipment is carried at cost less accumulated depreciation.

         Tillman Acquisition

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest") the then parent company of EZ Mining Co., Inc. ("EZ") entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger.