Form 10QSB
period 2004-03-31
TILLMAN INTERNATIONAL INC
filed 2004-05-28
CIK 1130126

===============================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  to


                         Commission File No.: 000-32131

                          QUEST MINERALS & MINING CORP.
             (Exact name of registrant as specified in its charter)


              UTAH                              87-0429950
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

                                470 BURNING FORK
                            PIKEVILLE, KENTUCKY 41502
                    (Address of principal executive offices)

                    Issuer's telephone number: (606) 433-1926

                               ___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2004, 39,335,642 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [_]   No [X]

================================================================================

         PART I:
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The consolidated financial statements of Quest Minerals & Mining Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2003.

                         QUEST MINERALS & MINING CORP.
                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                      2004             2003
                                                                      ----             ----
                   ASSETS                                          (unaudited)

Current Assets
     Cash                                                          $     93,801    $        550
     Accounts receivable                                                 21,980              --
                                                                   ------------    ------------
          Total Current Assets                                          115,781             550

Mineral interests (Note 2)                                            6,000,000              --
Mine development (Note 2)                                               160,948         160,948
Equipment, net (Note 5)                                                 259,155         213,050
Advances to Gwenco                                                      159,699              --
Advances to D&D                                                          81,476              --
Receivable from officer                                                  10,650              --
Deposit receivable                                                        8,666              --
                                                                   ------------    ------------
          Total Assets                                             $  6,796,375    $    374,548
                                                                   ============    ============

          LIABILITIES AND CAPITAL
Current Liabilities

     Accounts payable and accrued expenses (Note 6)                $    605,953    $    439,471
     Notes payable (Note 7)                                              96,840         143,500
     Officer loans (Note 8)                                              23,554          74,005
                                                                   ------------    ------------
          Total Current Liabilities                                     726,347         656,976

Long term debt, less current maturities                                 110,000         110,000
                                                                   ------------    ------------

          TOTAL LIABILITIES                                             836,347         766,976

Commitments and contingencies

Stockholders' Equity (Deficit)

Preferred stock, par value $0.001, 10,000,000 shares authorized,
     2,000,000 shares issued and outstanding                              2,000              --
Common stock, par value $0.001, 250,000,000 shares authorized,
     40,985,642 and 22,535,642 shares issued and outstanding             40,986          22,536
     Paid-in capital                                                 28,800,792         307,742
     Deferred stock compensation                                    (17,374,910)             --
     Deficit                                                         (5,508,840)       (722,706)
                                                                   ------------    ------------
          Stockholders' Equity (Deficit)                             5,960,028        (392,428)
                                                                   ------------    ------------
          Total Liabilities and Stockholders' Equity (Deficit)    $  6,796,375    $    374,548
                                                                   ============    ============


                       SEE NOTES TO FINANCIAL STATEMENTS

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------
                                                  (unaudited)     (unaudited)
Revenue:

  Coal sales                                     $    403,760    $    785,600
                                                 ------------    ------------

     Total Revenues                                   403,760         785,600

Expenses:

  Stock compensation                                4,500,090              --
  Production costs                                    613,592         787,808
  Selling, general and administrative                  65,044           7,920
  Depreciation and amortization                        11,168          22,101
                                                 ------------    ------------
     Total Operating Expenses                       5,189,894         817,829
                                                 ------------    ------------
    Loss before income taxes                       (4,786,134)        (32,229)

Provision for income taxes                                 --              --
                                                 ------------    ------------

Net loss                                         $ (4,786,134)   $    (32,229)
                                                 ============    ============

Net loss per share basic and diluted             $      (0.16)   $      (0.00)
                                                 ============    ============

Weighted average shares outstanding                30,744,517      22,535,642
                                                 ============    ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     (unaudited)    (unaudited)

Operating Activities

   Net loss                                          $(4,786,134)   $   (32,229)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
   Stock compensation                                  4,500,090             --
   Reverse merger adjustment                             (30,816)            --
   Depreciation and amortization                          11,168         22,101
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                    (21,980)       (56,298)
   Increase (decrease) in accounts payable and
     accrued expenses                                    166,482          5,741
                                                     -----------    -----------
   Net cash used by operating activities                (161,190)       (60,685)

Investing Activities

   Advance to Gwenco                                    (159,699)            --
   Advance to D&D                                        (81,476)            --
   Equipment purchased                                   (57,273)            --
                                                     -----------    -----------
   Net cash used by investing activities                (298,448)            --

Financing Activities

   Sale of common stock                                  650,000             --
   Notes payable                                         (46,660)            --
   Officer loans                                         (50,451)            --
                                                     -----------    -----------
   Net cash provided by financing activities             552,889             --
                                                     -----------    -----------

   Increase (decrease) in cash                            93,251        (60,685)
   Cash at beginning of period                               550         88,705
                                                     -----------    -----------
   Cash at end of period                             $    93,801    $    28,020
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for:

     Interest                                        $        --    $       502
                                                     ===========    ===========
     Income taxes                                    $        --    $        --
                                                     ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.

                           QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1-  ORGANIZATION AND OPERATIONS

         Quest Minerals & Mining Corp., (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entitity organized as a private corporation, partnership, or sole proprietorship. The company subsequently changed its name to Tillman International, Inc. then to Quest Minerals & Mining Corp. The Company is currently mining its Burning Fork #1 coal property in Eastern Kentucky and looking to acquire additional coal porperties.

         ACQUISITIONS

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest") the parent company of EZ Mining Co., Inc. ("EZ") entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompaning consolidated financial statements give effect to this reverse merger.

NOTE 2-  SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements of the Company include the adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the eresults of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the financial statements and notes therto in the Company's Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2004 is not necessarily indicative of the results of operations for the entire year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the period ended March 31, 2004.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Quest Minerals & Mining Corp and its wholly owned subsidiaries, Quest Mineral & Mining Ltd., Quest Energy Ltd., and EZ Mining Co., Inc. (collectively the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

                           QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 2-  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         MINING EQUIPMENT

         Mining equipment is recorded at cost. Expenditures which extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining Equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

                           QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

         REVERSE STOCK SPLIT

         On January 29, 2004 the Company effected a 1-for-100 reverse stock split. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

                           QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 3-  GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $400,812 and $279,237 for the years ended December 31, 2003 and 2002 and has a working capital deficit of $656,426 at December 31, 2003. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

NOTE 5-  EQUIPMENT

         Equipment consisted of the following:

                                               March 31,    December 31,
                                                 2004           2003
                                             ------------   ------------
Mining equipment                             $    380,719   $    323,446
Less accumulated depreciation                     121,564        110,396
                                             ------------   ------------

Equipment - net                              $    259,155   $    213,050
                                             ============   ============

All of the mining equipment is subject to lien held by the coal leaseholder (Note 4).

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 6-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:


                                                     March 31,   December 31,
                                                      2004           2003
                                                  ------------   ------------
         Accounts payable                         $    341,596   $    263,555
         Accrued royalties payable-operating           159,703        159,703
         Accrued royalties-other                        57,306         11,688
         Accrued severance taxes                        31,529             --
         Accrued interest                                5,000          3,125
         Accrued expenses                               10,819          1,400
                                                  ------------   ------------
                                                  $    605,953   $    439,471
                                                  ============   ============

NOTE 7-  NOTES PAYABLE

         Notes payable consist of the following:

                                                   March 31,    December 31,
                                                     2004           2003
                                                 ------------   ------------
         Notes payable                           $    206,840   $    253,500
         Less current portion                          96,840        143,500
                                                 ------------   ------------

         Balance                                 $    110,000   $    110,000
                                                 ============   ============

On August 1, 2003, the Company borrowed $7,500 from an unaffiliated party due August 1, 2004 plus an additional $7,500 which is considered interest.

On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. The Company has estimated this liability to be $120,000 of which $10,000 is considered as current.

On December 22, 2003, the Company under a lease-purchase agreement acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003 and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 byout is payable after the $38,000 has been paid.

                           QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 8-  INCOME TAXES

         Due to the Company's losses, no income taxes have been accrued.

NOTE 9-  COMMON STOCK

         On February 6, 2004, the Company issued 17,500,000 shares of its common stock pursuant to its 2004 Stock Compensation Plan.

         On February 9, 2004, the Company issued 22,500,000 shares of common stock in exchange for all of the outstanding shares of Quest-Nev in a transaction accounted for as a reverse merger.

         During the quarter ended March 31, 2004, the Company sold 400,000 restricted common shares for $0.25 per share for proceeds of $100,000. The Company, subsequently sold 550,000 restricted common shares at $1.00 per share for proceeds of $550,000.

NOTE 10- STOCK COMPENSATION PLAN

         During January 2004, Quest-Utah approved the 2004 Stock Compensation plan for employees and consultants (the "Plan"). In February 2004, as part of the plan 17,500,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements The fair value of the shares of $21,875,000 was recorded as deferred compensation expense to be amortized over the period of the consulting agreement. These shares were issued pursuant to a Form S-8 registration statement. The Company charged $4,500,090 to stock compensation expense during the quarter ended March 31, 2004.

NOTE 11- RELATED PARTY TRANSACTIONS

         During the quarter ended March 31, 2004 the Company paid consulting fees of $4,664 to a company owned by the son of its vice president. Additionally, the Company paid consulting fees of $2,500 to Spinnaker Petroleum, an affiliated company.

NOTE 12- SUBSEQUENT EVENTS

         On April 28, 2004, the Company acquired Gwenco inc for 1,600,000 shares of series B convertible preferred stock with a $2.50 per share liquidation preference and the assumption of approximately $1,800,000 in liabilities. Gwenco Inc owns coal leases.

         During April and May 2004 the Company sold 475,000 restricted common shares for $1.00 per share or $475,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

      Quest Minerals and Mining Corp., or Quest, acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses on properties that produce quality compliance blend coal. Quest currently operates one drift mine at Burning Fork, which is four miles northeast of Pikeville Kentucky. Quest's steam coal is currently sold on the spot market to certain brokers who in turn sell to by utilities and industrial clients as fuel for power plants. It currently produces no metallurgical coal but is actively seeking such grade coal for sale to make coke for use in the manufacture of steel.

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

      Effective April 28, 2004, Quest Minerals & Mining Corp., by and through its wholly-owned subsidiary, Quest Minerals & Mining, Ltd. acquired 100% of the outstanding capital stock of Gwenco, Inc. in exchange for 1,600,000 shares of Series B Preferred Stock of Quest Minerals and the assumption of up to $1,700,000 in debt. Each share of Series B Preferred Stock carries a liquidation preference of $2.50 per share. In addition, each share of Series B Preferred Stock is convertible into one share of Quest Minerals Common Stock.

      Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams. Quest plans to re-open Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove shortly -- with commercial coal production expected to begin by the end of June 2004. Quest anticipates that coal produced at these mines will be sold to public utility companies in eastern Kentucky and southern Ohio.

      In connection with this acquisition, Quest Minerals has appointed Albert Anderson, the former principal stockholder of Gwenco, to Quest Minerals' board of directors. Mr. Anderson acquired Gwenco in 1995 and managed Lower Cedar Grove and Pond Creek from 1997 to 2001. Previously, Mr. Anderson operated the Docks Creek River Terminal in Kanova, West Virginia for Arco from 1983 to 1985. He acquired the Docks Creek River Terminal from Arco in 1985 and ran it for 4 years before selling it to Arch Minerals in 1989.

QUEST'S CORPORATE HISTORY

      Quest was incorporated on November 21, 1985 in the State of Utah under the name "Sabre, Inc." It subsequently changed its name to Tillman International, Inc. On February 9, 2004, Tillman acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Tillman issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). In addition, Tillman agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Tillman and one of its former directors, were cancelled. Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Tillman. On April 8, 2004, Tillman amended its articles of incorporation to change its name to "Quest Minerals & Mining Corp."

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

      Quest Minerals (Nevada) was incorporated on November 19, 2003 in the State of Nevada. It had minimal operations until January 1, 2004, when it acquired all of the capital stock of E-Z Mining Co., Inc., a Kentucky corporation. As a result, E-Z Mining Co. is deemed to be Quest's predecessor, and the results of operations and other information set forth below with respect to the three month period commencing January 1, 2003 through March 31, 2003 are those of E-Z Mining Co.

RESULTS OF OPERATIONS

Basis of Presentation

      The results of operations set forth below for the three month period ended March 31, 2004 are those of Quest. The results of operations for the three month period ended March 31, 2003 are those of E-Z Mining Co., Inc., Quest's wholly-owned subsidiary which is deemed to be Quest's predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                  Three Months     Three Months
                                      Ended            Ended
                                    March 31,        March 31,
                                ---------------- ------------------
                                      2004              2003
                                     (Quest)        (E-Z Mining)
                                ---------------- ------------------
Net sales                             100.0%           100.0%
Cost of sales                         152.0            100.2
                                ---------------- ------------------

Gross profit                          (52.0)            (0.2)

Selling, general and

administrative                         16.1              1.0

Stock Compensation                   1114.5               --

Depreciation                            2.8              2.8
                                ---------------- ------------------

Operating income                   (1185.4)%           (4.1)%
                                ================ ==================


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      NET SALES. Net sales for Quest decreased to $403,760, or a decline of 49.6%, for the three months ended March 31, 2004, from $785,600 for the three months ended March 31, 2003. This decrease in sales results primarily from the Burning Fork mines being closed down during a portion of the quarter by the prior ownership and subsequently being refurbished by current Quest management.

      COST OF SALES. Cost of sales decreased to $613,592, or a decline of 22.1% for the three months ended March 31, 2004, from $787,808 for the three months ended March 31, 2003. As a percentage of net sales, cost of sales increased to 152.0% of net sales for the three months ended March 31, 2004 versus 100.2% of sales for the three months ended March 31, 2003. On an absolute basis, Quest's cost of sales decreased primarily because its revenues decreased. On a percentage basis, Quest's cost of sales increased due to decreased production during the period in which the mines were being repaired.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $65,044, or 721.3%, for the three months ended March 31, 2004, from $7,920 for the three months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 16.1% for the three months ended March 31, 2004, as compared to 1.0% for the comparable period in 2003. The increase in selling, general and administrative expenses results primarily from expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. and the resultant expenses incurred in connection with change of management.

      DEPRECIATION. Depreciation expense decreased to $11,168, or 49.5%, for the three months ended March 31, 2004, from $22,101 for the three months ended March 31, 2003. As a percentage of net sales, depreciation expense were 2.8% for the three months ended March 31, 2004, as compared to 2.8% for the comparable period in 2002. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2003.

      STOCK COMPENSATION. Quest incurred a stock compensation expense to $4,500,090 for the three months ended March 31, 2004, compared to no such expense for the three months ended March 31, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements.

      OPERATING LOSS. Quest incurred an operating loss of $4,786,134 for the three months ended March 31, 2004, compared to an operating loss of $32,229 for the three months ended March 31, 2003. It had higher operating losses in the first quarter of 2004 as compared to 2003 primarily because of the stock compensation expense of $4,500,090 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan. Without the stock compensation expense, the operating loss for the first quarter of 2004 was $286,044. This loss increase resulted from Quest's mines being shut down during a portion of the quarter by the prior ownership and subsequently being refurbished by current Quest management. In addition, Quest incurred additional overhead charges resulting from the change in management.

      PROVISION FOR INCOME TAXES. Quest incurred operating losses for the three months ended March 31, 2004 and for the three months ended March 31, 2003. Accordingly, it has made no provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities. Its working capital deficit at March 31, 2004 was $610,556. It had cash of $93,801 as of March 31, 2004, as compared to having of $550 at December 31, 2003. This difference resulted primarily from Quest's increasing coal production and revenues during the first quarter subsequent to the reorganization, along with receiving proceeds from the private placement of its common stock during the first quarter of 2004.

      Quest used $161,190 of net cash in operating activities for the three months ended March 31, 2004, compared to using $60,685 in the three months ended March 31, 2003. Cash used in operating activities for the three months ended March 31, 2004 was mainly due its net loss of $4,786,134, and there was also an adjustment of $30,816 due to the reverse merger and an increase in accounts receivable of $21,980. The net loss was offset by $4,500,090 in stock compensation, $11,168 of depreciation recognized in the first quarter of 2004, and an increase of $166,482 in accounts payable and accrued expenses.

      Net cash flows used in investing activities were $298,448 for the three months ended March 31, 2004, compared to using none in the three months ended March 31, 2003. Cash used by investing activities for the three months ended March 31, 2004 resulted from an advance to Gwenco, a company Quest acquired in April, 2004, of $159,699, an advance to D&D Contracting of $81,476, and the purchase of equipment of $57,273.

      Net cash flows provided by financing activities were $552,889 for the three months ended March 31, 2004, compared to no net cash provided by financing activities the three months ended March 31, 2003. This increase in net cash provided by financing activities is due to Quest's issuance of common stock for gross proceeds of $650,000. This increase was offset by payments on notes payable of $46,660 and payment on officer loans of $50,451.

CAPITAL REQUIREMENTS

      The report of E-Z Mining's independent accountants for the fiscal year ended December 31, 2003 states that E-Z Mining has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations and from the sale of its securities. Quest has recently completed two private placements of common stock, receiving gross proceeds of approximately $1,160,000. In addition, Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Excalibur and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES

      (a) None.

      (b) None.

      (c) On January 30, 2004, Quest issued a total of 22,484,358 shares of its common stock to its former directors in consideration for services rendered as directors. The issuance was exempt under the Section 4(2) of the Act.

            On February 9, 2004, Quest acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Quest issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). The issuance was exempt under Section 4(2) of the Act. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by one of the former President of Quest and one of its former directors, were cancelled.

            On February 17, 2004, Quest issued 400,000 shares of its common stock in a private placement at $0.25 per share. The issuance was exempt under
Section 4(2) of the Act.

            On February 19, 2004, Quest issued 150,000 shares of its common stock to a consultant. The issuance was exempt under Section 4(2) of the Act.

            From February 22, 2004 through March 31, 2004, Quest issued an aggregate of 550,000 shares of its common stock in a private placement at $1.00 per share. The issuance was exempt under Section 4(2) of the Act.

      (d)   None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

            None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On January 19, 2004, stockholders holding 800,000 shares of pre-split common stock, which was, at the time, a majority of the voting power of Quest, took action by written consent for the purpose of amending Quest's amended and restated articles of incorporation to effectuate a 1 for 100 reverse stock-split of Quest's outstanding common stock.

            On March 5, 2004, stockholders holding of 20,608,000 shares of common stock, which was, at the time, a majority of the voting power of Quest, took action by written consent for the purpose of amending Quest's articles of incorporation to do the following: (1) increase the number of shares of common stock that Quest is authorized to issue from 40,000,000 to 250,000,000; (2) authorize 25,000,000 shares of undesignated preferred stock, par value $0.001 per share; and,(3) change the name of the company to "Quest Minerals & Mining Corp."

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.

Item

No.     Description                            Method of Filing

31.1    Certification of William R. Wheeler    Filed electronically herewith.
        pursuant to Rule 13a-14(a)
31.2    Certification of Eugene                Filed electronically herewith.
        Chiaramonte, Jr. pursuant to Rule
        13a-14(a)

32.1    Chief Executive Officer                Filed electronically herewith.
        Certification pursuant to 18 U.S.C.
        ss. 1350 adopted pursuant to Section
        906 of the Sarbanes Oxley Act of
        2002

32.2    Chief Financial Officer                Filed electronically herewith.
        Certification pursuant to 18 U.S.C.

        ss. 1350 adopted pursuant to Section
        906 of the Sarbanes Oxley Act of

        2002

       (b)  Reports on Form 8-K

            Current report on Form 8-K filed January 13, 2004 reporting the sale of a majority of the outstanding shares of common stock by Wallace Boyack to Silvestre Hutchinson and the resulting change in control of the registrant.

            Current report on Form 8-K filed February 24, 2004 reporting the acquisition of 100% of the capital stock of Quest Minerals & Mining, Ltd., and the reorganization of the registrant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Quest Minerals & Mining Corp.


May 27, 2004                           /s/ William R. Wheeler
                                       ----------------------------------------
                                       William R. Wheeler
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

May 27, 2004                           /s/ Eugene Chiaramonte, Jr.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)