Form 10QSB
period 2004-06-30
Quest Minerals & Mining Corp
filed 2004-08-23
CIK 1130126

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission File No.: 000-32131


                          Quest Minerals & Mining Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                                87-0429950
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                                470 Burning Fork
                            Pikeville, Kentucky 41502
                    ----------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (606) 433-1926
                                               --------------


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


As of August 20, 2004, 42,217,207 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

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

                          Quest Minerals & Mining Corp.
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (unaudited)


Assets

Current Assets
  Cash and Equivalents                                               $    150,389
  Receivable from private placements                                      173,820
                                                                     ------------
    Total current assets                                             $    324,209
                                                                     ============

  Mineral Interests (Note 2)                                           12,725,578
  Mine development (Note 2)                                               160,948
  Equipment, Net (Note 5)                                                 699,412
  Security Deposits                                                        15,686
                                                                     ------------
    Total Assets                                                     $ 13,925,833
                                                                     ============

Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses (Note 6)                     $  1,799,130
  Notes payable (Note 7)                                                1,512,473
  Other loans                                                              61,261
                                                                     ------------
    Total current liabilities                                           3,372,864

Long term debt (Note 7)                                                   111,546
                                                                     ------------

    Total Liabilities                                                   3,484,410

Stockholders' Equity (Deficit)
  Preferred Stock, par value $0.001,
  Series A: 2,000,000 authorized, 2,000,000 issued and outstanding          2,000
  Series B: 1,600,000 authorized, 1,386,275 issued and outstanding          1,386
  Undesignated: 21,400,000 authorized, none issued and outstanding             --
  Common Stock, par value $0.001,
    250,000,000 authorized, 42,579,554 issued and outstanding              42,579
  Additional Paid-In Capital                                           35,053,080
  Deferred Stock Compensation                                         (11,612,667)
  Retained Deficit                                                    (13,044,956)
                                                                     ------------
Total Stockholders' Equity (Deficit)                                   10,441,423
                                                                     ------------

Total Liabilities and Stockholders' Equity (Deficit)                 $ 13,925,833
                                                                     ============

                        See Notes to Financial Statements

                                       Quest Minerals & Mining Corp.
                                   Consolidated Statements of Operations
                                                (Unaudited)


                                               Three Months Ended June 30,     Six Months Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Revenue:
  Coal Revenues                               $    944,140    $    518,733       1,347,900       1,304,333

Expenses:
  Stock compensation                             5,806,796              --      10,306,886              --
  Production costs                               2,032,312         620,990       2,645,904       1,408,798
  Selling, general and administrative              490,279          10,484         555,323          18,404
  Interest                                          38,282              --          38,282              --
  Depreciation and Amortization                    110,564          14,644         123,755          36,745
                                              ------------    ------------    ------------    ------------

    Total Operating Expenses                     8,478,233         646,118      13,670,150       1,463,947
                                              ------------    ------------    ------------    ------------

Loss before income taxes                        (7,534,093)       (127,385)    (12,322,250)       (159,614)
                                              ------------    ------------    ------------    ------------

Provision for income taxes                              --              --              --              --
                                              ------------    ------------    ------------    ------------

Net Loss                                      $ (7,534,093)   $   (127,385)   $(12,322,250)   $   (159,614)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.18)   $      (0.01)   $      (0.34)   $      (0.01)
                                              ============    ============    ============    ============

Weighted average common shares outstanding      41,013,595      22,535,642      35,811,580      22,535,642
                                              ============    ============    ============    ============

                        See Notes to Financial Statements

                          Quest Minerals & Mining Corp.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                     ----------------------------
                                                         2004            2003
                                                     ------------    ------------

Operating Activities
    Net loss                                         $(12,322,250)   $   (159,614)
  Adjustments to reconcile net loss to net cash
  Used by operating activities:
    Depreciation                                          123,755          36,745
    Stock compensation                                 10,306,886              --
    Stock issued for services                             510,418              --
    Reverse Merger adjustment                             (30,816)             --
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables                 (173,820)             --
      Increase (decrease) in accounts payable and
        accrued expenses                                1,173,657          58,556
                                                     ------------    ------------
          Net cash used by operating activities          (412,170)        (64,313)
                                                     ------------    ------------

Investing Activities
  Equipment purchased                                    (605,394)             --
  Security Deposits                                       (15,686)             --
                                                     ------------    ------------
    Net cash used in investing activities                (621,080)             --
                                                     ------------    ------------

Financing Activities
  Sale of Common Stock                                  1,680,200              --
  Repayment of Loans                                     (446,660)             --
  Other loans                                             (50,451)             --
                                                     ------------    ------------
    Net cash provided by financing activities           1,183,089              --
                                                     ------------    ------------

Increase (decrease) in cash                               149,839         (64,313)

Cash Beginning of Period                                      550         114,263
                                                     ------------    ------------
Cash End of Period                                   $    150,389    $     49,950
                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
    Interest                                         $     38,282    $      1,109
                                                     ============    ============
    Income taxes                                     $         --    $         --
                                                     ============    ============

                        See Notes to Financial Statements

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004


Note 1 - ORGANIZATION AND OPERATIONS

         Quest Minerals & Mining Corp., (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. The Company subsequently changed its name to Tillman International, Inc. and then Quest Minerals & Mining Corp. The Company is currently mining its Burning Fork #1 coal property in Eastern Kentucky and looking to acquire additional coal properties.

         Acquisitions

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest") (a subsidiary of Quest Mining & Minerals Corp.), the parent company of EZ Mining Co., Inc. ("EZ") entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered, for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompanying consolidated financial statements give effect to this reverse merger.

         On April 28, 2004, the Company acquired Gwenco, Inc. ("Gwenco") with an agreement to issue 1,600,000 shares of series B convertible preferred stock (subject to adjustments) with a $2.50 per share liquidation preference and the assumption of approximately $1,700,000 in liabilities. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1,700,000. Gwenco owns coal leases in eastern Kentucky, all of which are currently in full force and effect.

         On June 15, 2004, the Company acquired D&D Contracting, Inc. ("D&D") with an agreement to issue 500,000 shares of common stock along with an employment contract signed with the former managing director to include an undetermined amount of stock options to be issued in the future. D&D has a mining contract to mine a leased property containing 10,000,000 tons of coal reserves for which it will receive a fixed fee per ton. D&D's rights to operate under the mining contract are subject to the terms and conditions of the mining contract, including minimum performance requirements.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited consolidated financial statements of the Company include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission. The results of operations for the three and six months periods ended March 31, 2004 and June 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the period ended June 30, 2004.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Quest Minerals & Mining Corp. and its wholly owned subsidiaries, Quest Mineral & Mining Ltd., Quest Energy Ltd., EZ Mining Co., Inc., Gwenco, Inc., and D&D Contracting, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004


Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Mineral Interests

         The purchase acquisition costs of mineral properties are deferred until the properties are placed into production, sold, or abandoned. These deferred costs will be amortized on the unit-of-production basis over the estimated useful life of the properties following the commencement of production or written-off if the properties are sold, allowed to lapse, or abandoned.

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

         Mining Equipment

         Mining equipment is recorded at cost. Expenditures which extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years.

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

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004


Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

         Reverse Stock Split

         On January 29, 2004, the Company effected a 1-for-100 reverse stock split. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

Note 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $416,864 and $279,237 for the years ended December 31, 2003 and 2002 and had a working capital deficit of $656,426 at December 31, 2003. For the six months ended June 30, 2004, the company had a net loss of $12,320,727, of which $10,306,886 was due to stock compensation expenses. The June 30, 2004 working capital deficit is $3,048,656. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production.

Note 4 - OPERATING AGREEMENTS

         On July 23, 2003, the Company entered into an operating agreement (the "Agreement") with the coal leaseholder to assume the responsibilities under the coal lease for its Burning Fork coal property. The Agreement requires the Company to pay the leaseholder coal royalties as defined in the Agreement. The Company is currently in default on royalty payments due under the Agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The lease became renewable on July 1, 2004, and the Company is currently negotiating the terms of renewal of the lease. The leaseholder also has a lien on all equipment of the Company.

         As a result of the Gwenco acquisition, the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. On June 30, 2004, Gwenco owed approximately $327,000 in lease payments. All of the leases held by Gwenco are in full force and effect.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004


Note 5 - EQUIPMENT

         Equipment consisted of the following:

                                                   June 30,      December 31,
                                                     2004            2003
                                                  -----------    ------------

           Mining equipment                       $ 1,159,939    $    323,446
           Office equipment                             3,869
           Less accumulated depreciation              464,396         110,396
                                                  -----------    ------------

           Equipment - net                        $   699,412    $    213,050
                                                  ===========    ============

         All of the mining equipment is subject to lien held by the coal leaseholder (Note 4).

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                   June 30,      December 31,
                                                     2004            2003
                                                  -----------    ------------

           Accounts payable                       $ 1,155,323    $    263,555
           Accrued royalties payable-operating        530,243         159,703
           Accrued royalties-other                     33,748          11,688
           Accrued severance taxes                     39,252              --
           Accrued interest                             5,000           3,125
           Accrued expenses                            35,564           1,400
                                                  -----------    ------------

                                                  $ 1,799,130    $    439,471
                                                  ===========    ============

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004

Note 7 - NOTES PAYABLE

         Notes payable consist of the following:

                                                                         June 30,      December 31,
                                                                           2004            2003
                                                                        -----------    ------------

           E-Z MINING CO., INC.:
             Notes payable                                              $   193,386    $   253,500

           GWENCO, INC.:
             6% Notes payable to Scott Whitson                              300,000
             7% Notes payable to Dan Stewart                                100,000
             10% Notes payable to Duke Energy Merchants**                   747,894
             6% Note payable to National City Bank of Kentucky**            277,907
             9 1/2% Note payable to National City Bank of Kentucky**         84,565
             6% Note payable to United Bank, Inc.**                          28,159
             9 1/2% Note payable to First Sentry Bank                       262,402
                                                                        -----------
                                                                          1,800,927

               Less current portion                                       1,882,767        143,500
                                                                        -----------    -----------

               Long-Term Debt:                                              111,546        110,000
                                                                        ===========    ===========

         On August 1, 2003, the Company borrowed $7,500 from an unaffiliated party due August 1, 2004 plus an additional $7,500, which is considered interest.

         On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. The Company has estimated this liability to be $120,000 of which $10,000 is considered as current. During the quarter ending June 30, 2004, the Company has accrued an additional $1,546.

         On December 22, 2003, the Company, under a lease-purchase agreement, acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003, and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 buyout is payable after the $38,000 has been paid.

         On April 28, 2004, the Company assumed a $100,000 loan to Dan Stewart as part of the debt belonging to Gwenco, Inc. Payment terms have not been established.

         On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company assumed a liability it had previously guaranteed of $300,000 obligated to a former shareholder of Gwenco who had previously purchased the remaining 50% of the Company stock from a former co-stockholder of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest.

         **These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by Quest Minerals & Mining, Ltd. on April 28, 2004. The former stockholder has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

Note 8 - INCOME TAXES

         Due to the Company's losses, no income taxes have been accrued.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004


Note 9 - COMMON STOCK

         On February 6, 2004, the Company issued 17,500,000 shares of its common stock pursuant to its 2004 Stock Compensation Plan.

         On February 9, 2004, the Company issued 22,500,000 shares of common stock in exchange for all of the outstanding shares of Quest Minerals & Mining Ltd. in a transaction accounted for as a reverse merger.

         During the quarter ended March 31, 2004, the Company sold 400,000 restricted common shares for $0.25 per share for proceeds of $100,000. The Company subsequently sold 550,000 restricted common shares at $1.00 per share for proceeds of $550,000.

         During the quarter ended June 30, 2004, the Company sold 510,000 restricted common shares at $1.00 per share for proceeds of $510,000. Additionally, the Company issued 191,667 shares for advertising and consulting services. The Company expensed the shares at a current market value totaling $510,418.

         During the quarter ended June 30, 2004, the Company entered into an agreement with an unrelated third party advisor and an unrelated third party escrow agent in which the third party advisor would introduce prospective non-U.S. investors to the Company and the third party escrow agent would act as an escrow agent to sell common stock of the Company to non-U.S. investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer price. The unrelated third parties would receive the remaining 60%. The Company subsequently sold 391,245 shares for net proceeds of $520,200. A 4% finders fee of the gross proceeds went to another unrelated third party and was expensed to consulting.

         On April 28, 2004, the Company agreed to issue 1,600,000 shares of series B convertible preferred stock to acquire Gwenco, Inc., a mining operation owning coal leases in eastern Kentucky. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1,700,000 originally agreed upon in the stock purchase agreement.

Note 10 - STOCK COMPENSATION PLAN

         During January 2004, the Company approved the 2004 Stock Compensation Plan for employees and consultants (the "Plan"). In February 2004, as part of the plan, 17,500,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares of $21,875,000 was recorded as deferred compensation expense to be amortized over the period of the consulting agreements. These shares were issued pursuant to a Form S-8 registration statement. The Company charged $10,306,886 to stock compensation expense during the six months ended June 30, 2004.

Note 11 - RELATED PARTY TRANSACTIONS

         During the quarter ended June 30, 2004, the Company paid consulting fees of $4,319 to a company owned by the son of its vice president.

Note 12 - SUBSEQUENT EVENTS

         During the quarter ended June 30, 2004, the Company entered into an agreement with an unrelated third party advisor and an unrelated third party escrow agent in which the third party advisor would introduce prospective non-U.S. investors to the Company and the third party escrow agent would act as an escrow agent to sell common stock of the Company to non-U.S. investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer price. The unrelated third parties would receive the remaining 60%. During July 2004, the Company sold an additional 123,922 common shares under Regulation S for net proceeds of $168,200. A 4% finders fee of the gross proceeds went to another unrelated third party and was expensed to consulting.

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

         Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation. Quest Energy, Ltd. is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation through which Quest operates a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains one million tons of Elkhorn #3 coal, currently being mined by E-Z Mining, as well as an estimated two million tons of Elkhorn #2 coal -- permitted and scheduled for development by late summer of 2004. E-Z Mining is party to an operating agreement with the coal leaseholder to assume the responsibilities under the Burning Fork coal lease. The operating agreement requires E-Z Mining to pay the leaseholder coal royalties. E-Z Mining is currently in default on these royalty payments. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The lease became renewable on July 1, 2004, and E-Z Mining is currently negotiating the terms of renewal of the lease.

         Effective April 28, 2004, Quest Minerals & Mining Corp., by and through its wholly-owned subsidiary, Quest Minerals & Mining, LTD, acquired 100% of the outstanding capital stock of Gwenco, Inc. in exchange for 1,600,000 shares of Series B Preferred Stock of Quest Minerals and the assumption of up to $1,700,000 in debt. Each share of Series B Preferred Stock carries a liquidation preference of $2.50 per share. In addition, each share of Series B Preferred Stock is convertible into one share of Quest Minerals common stock. After the acquisition, the parties agreed to a post-closing adjustment to the purchase price to adjust for the liabilities of Gwenco exceeding $1,700,000. As a result of this adjustment, the 1,386,275 shares of Series B Preferred Stock were issued in connection with the acquisition.

         Gwenco leases over 700 acres of coalmines, with approximately 12,999,000 tons of coal in place in six seams. All of the leases held by Gwenco are in full force and effect. Quest plans to re-open Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove shortly -- with commercial coal production expected to begin by the end of August 2004 at Pond Creek and by the end of October 2004 at Lower Cedar Grove. Quest anticipates that coal produced at these mines will be sold to public utility companies in eastern Kentucky and southern Ohio. The initial coal will be lower quality coal, with a correspondingly lower market value. Thereafter, once the coal thickens per the core holes, Quest anticipates mining these seams on a clean coal basis, which currently carries a higher market value.

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

         Quest Minerals (Nevada) was incorporated on November 19, 2003 in the State of Nevada. It had minimal operations until January 1, 2004, when it acquired all of the capital stock of E-Z Mining Co., Inc., a Kentucky corporation. As a result, E-Z Mining Co. is deemed to be Quest's predecessor, and the results of operations and other information set forth below with respect to the three-month and six-month periods ending June 30, 2003 are those of E-Z Mining Co.

Results of Operations

Basis of Presentation

         The results of operations set forth below for the three-month and six-month periods ended June 30, 2004 are those of Quest. The results of operations for the three-month and six-month periods ended June 30, 2003 are those of E-Z Mining Co., Inc., Quest's wholly-owned subsidiary which is deemed to be Quest's predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                   June 30,
                                              -------------------------  -------------------------
                                                  2004        2003           2004        2003
                                                      (Quest)                  (E-Z Mining)
                                              -------------------------  -------------------------
Net sales                                        100.0%      100.0%         100.0%      100.0%
Cost of sales                                    215.3       119.7          196.3       108.0
                                              -------------------------  -------------------------

Gross profit (loss)                             (115.3)     (19.7)         (96.3)      (8.0)

Selling, general and administrative               51.9        2.0           41.2        1.4
Stock Compensation                               615.0         --            764.7       --
Depreciation                                      11.7        2.8            9.2        2.8
                                              -------------------------  -------------------------

Operating income (loss)                         (793.9)%    (24.6)%       (911.3)%    (12.2)%
                                              =========================  =========================

Comparison of the three months ended June 30, 2004 and 2003

         Net sales. Net sales for Quest increased to $944,140, or an increase of 82%, for the three months ended June 30, 2004, from $518,733 for the three months ended June 30, 2003. This increase in sales reflects increasing demand for coal in the United States. In addition, Quest has completed the refurbishment of its Burning Fork mines, which has allowed for increased coal mining capacity. The increase in revenues also reflects the revenues generated by its newly-acquired subsidiary, D&D Contracting. This increase in sales was offset by several interruptions in coal mining operations during the second quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production Costs. Production costs increased to $2,032,312, or an increase of 227.3% for the three months ended June 30, 2004, from $620,990 for the three months ended June 30, 2003. As a percentage of net sales, production costs increased to 215.3% of net sales for the three months ended June 30, 2004 versus 119.7% of sales for the three months ended June 30, 2003. In the second quarter of 2004, Quest significantly increased its labor force in order to operate its Burning Fork mines as well as those mines acquired through Gwenco, Inc. and D&D contracting. Further, in order to ramp up production in the recently refurbished mines, Quest incurred increased expenses for equipment repair, belt structure, dynamite, grease, oil, and highline power. In addition to these factors, Quest's production costs as a percentage of net sales increased because there were several instances where Quest suffered interruptions in coal mining operations during the second quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions; however, Quest continued to incur production costs such as labor during these periods.

         Selling, general and administrative. Selling, general and administrative expenses increased to $490,279, or 4,576.5%, for the three months ended June 30, 2004, from $10,484 for the three months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 51.9% for the three months ended June 30, 2004, as compared to 2.0% for the comparable period in 2003. The increase in selling, general and administrative expenses reflects certain expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, the higher selling, general and administrative costs reflect the acquisitions of Gwenco and D&D Contracting. Finally, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees, whereas E-Z Mining was not obliged to incur these same types of cost as a private company.

         Depreciation. Depreciation expense increased to $110,564, or 655%, for the three months ended June 30, 2004, from $14,644 for the three months ended June 30, 2003. As a percentage of net sales, depreciation expense was 11.7% for the three months ended June 30, 2004, as compared to 2.8% for the comparable period in 2003. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred a stock compensation expense to $5,806,796 for the three months ended June 30, 2004, compared to no such expense for the three months ended June 30, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements, and the issuance of an additional 191,667 shares to various consultants pursuant to consulting agreements.

         Operating loss. Quest incurred an operating loss of $7,495,811 for the three months ended June 30, 2004, compared to an operating loss of $127,385 for the three months ended June 30, 2003. It had higher operating losses in the second quarter of 2004 as compared to 2003 primarily because of the stock compensation expense of $5,806,796 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan and to other consultants outside the Plan. Without the stock compensation expense, the operating loss for the second quarter of 2004 was $1,689,015. This loss increase resulted from Quest incurring additional costs in ramping up production in previously dormant mines, higher labor costs, and from Quest suffering interruptions in its coal mining operations, requiring Quest to temporarily shut down the mines where the interruptions occurred. In addition, Quest incurred additional overhead charges resulting from the acquisition of Quest Minerals & Mining, Ltd., the acquisitions of Gwenco and D&D, the addition of administrative personnel, and the increased administrative cost as a result of being a public company.

         Interest expense. Interest expense increased to $38,282 for the three months ended June 30, 2004, from no interest for the three months ended June 30, 2003. Our interest expense results primarily from obligations that Quest assumed in connection with the acquisition of Gwenco.

         Provision for income taxes. Quest incurred operating losses for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Accordingly, it has made no provision for income taxes.

Comparison of the six months ended June 30, 2004 and 2003

         Net sales. Net sales for Quest increased to $1,347,900, or an increase of 3.3%, for the six months ended June 30, 2004, from $1,304,3333 for the six months ended June 30, 2003. This increase in sales reflects increasing demand for coal in the United States. In addition, Quest has completed the refurbishment of its Burning Fork mines, which has allowed for increased coal mining capacity. The increase in revenues also reflects the revenues generated by its newly-acquired subsidiary, D&D Contracting. This increase in sales was offset by the Burning Fork mines being closed down during a portion of the period by the prior ownership and subsequently being refurbished by current Quest management. The increase was further offset by several interruptions in coal mining operations during the second quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production Costs. Production costs increased to $2,645,904, or an increase of 6887.8% for the six months ended June 30, 2004, from $1,408,798 for the six months ended June 30, 2003. As a percentage of net sales, production costs increased to 196.3% of net sales for the six months ended June 30, 2004 versus 108% of sales for the six months ended June 30, 2003. In the second quarter of 2004, Quest significantly increased its labor force in order to operate its Burning Fork mines as well as those mines acquired through Gwenco, Inc. and D&D contracting. Further, in order to ramp up production in the recently refurbished mines, Quest incurred increased expenses for equipment repair, belt structure, dynamite, grease, oil, and highline power. In addition to these factors, Quest's production costs as a percentage of net sales increased because there were several instances where Quest suffered interruptions in coal mining operations during the second quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions; however, Quest continued to incur production costs such as labor during these periods.

         Selling, general and administrative. Selling, general and administrative expenses increased to $555,323, or 2,917.4%, for the six months ended June 30, 2004, from $18,404 for the six months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 41.2% for the six months ended June 30, 2004, as compared to 1.4% for the comparable period in 2003. The increase in selling, general and administrative expenses reflects certain expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, the higher selling, general and administrative costs reflect the acquisitions of Gwenco and D&D Contracting. Finally, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees, whereas E-Z Mining was not obliged to incur these same types of cost as a private company.

         Depreciation. Depreciation expense increased to $123,755, or 236.8%, for the six months ended June 30, 2004, from $36,745 for the six months ended June 30, 2003. As a percentage of net sales, depreciation expense was 9.2% for the six months ended June 30, 2004, as compared to 2.8% for the comparable period in 2003. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred a stock compensation expense to $10,306,886 for the six months ended June 30, 2004, compared to no such expense for the six months ended June 30, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements, and the issuance of an additional 191,667 shares to various consultants pursuant to consulting agreements.

         Operating loss. Quest incurred an operating loss of $12,283,978 for the six months ended June 30, 2004, compared to an operating loss of $159,614 for the six months ended June 30, 2003. It had higher operating losses in the second quarter of 2004 as compared to 2003 primarily because of the stock compensation expense of $10,306,886 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan and to other consultants outside the Plan. Without the stock compensation expense, the operating loss for the second quarter of 2004 was $1,977,082. This loss increase resulted from Quest incurring additional costs in ramping up production in previously dormant mines, higher labor costs, and from Quest suffering interruptions in its coal mining operations, requiring Quest to temporarily shut down the mines where the interruptions occurred. In addition, Quest incurred additional overhead charges resulting from the acquisition of Quest Minerals & Mining, Ltd., the acquisitions of Gwenco and D&D, the addition of administrative personnel, and the increased administrative cost as a result of being a public company.

         Interest expense. Interest expense increased to $38,282 for the six months ended June 30, 2004, from no interest for the six months ended June 30, 2003. Our interest expense results primarily from obligations that Quest assumed in connection with the acquisition of Gwenco.

         Provision for income taxes. Quest incurred operating losses for the six months ended June 30, 2004 and for the six months ended June 30, 2003. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities. Its working capital deficit at June 30, 2004 was $3,048,655. It had cash of $150,389, as of June 30, 2004, as compared to having of $550 at December 31, 2003. This difference resulted primarily from Quest's increasing coal production and revenues during the period subsequent to the reorganization, along with receiving proceeds from the private placement of its common stock during the first two quarters of 2004.

         Quest used $412,170 of net cash in operating activities for the six months ended June 30, 2004, compared to using $64,313 in the six months ended June 30, 2003. Cash used in operating activities for the six months ended June 30, 2004 was mainly due its net loss of $12,322,250, and there was also an adjustment of $30,816 due to the reverse merger and an increase in accounts receivable of $173,820. The net loss was offset by $10,816,886 in stock compensation and stock issued for services, $123,755 of depreciation recognized in the first half of 2004, and an increase of $1,173,657 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $621,080 for the six months ended June 30, 2004, compared to using none in the six months ended June 30, 2003. Cash used by investing activities for the six months ended June 30, 2004 resulted from the purchase of equipment of $605,394, and the payment of security deposits in the amount of $15,686.

         Net cash flows provided by financing activities were $1,183,089 for the six months ended June 30, 2004, compared to no net cash provided by financing activities the six months ended June 30, 2003. This increase in net cash provided by financing activities is due to Quest's issuance of common stock for net proceeds of $1,680,200. This increase was offset by payments on notes payable of $446,660 and a payment on other loans of $50,451.

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

         In addition, through July 31, 2004, Quest has issued an aggregate of approximately 515,200 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was $3.34 per share, and the gross proceeds from non-U.S. persons was approximately $1,721,000. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $688,400, was paid to Quest. The remaining sixty percent (60%), or approximately $1,032,600, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $69,000, as a finder's fee. In total, Quest received thirty-six

(36%) of the purchase price, or approximately $619,500, from the shares sold in the Regulation S offering.

         Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.

         Part of Quest's growth strategy is to acquire additional coalmining operations. Where appropriate, Quest will seek to acquire operations located in markets where it currently operates to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. Quest does not currently have binding agreements or understandings to acquire any other companies.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco and Anderson are actively defending the action

ITEM 2 - CHANGES IN SECURITIES

         (a)  None.

         (b)  None.

         (c) From February 22, 2004 through the end of the quarter, Quest issued an aggregate of 510,000 shares of its common stock in a private placement at $1.00 per share. The issuance was exempt under Section 4(2) of the Act.

              Effective April 1, 2004, Quest issued 41,667 shares of its common stock to a consultant. The issuance was exempt under Section 4(2) of the Act.

              From April 1, 2004 through the end of the quarter, Quest issued an aggregate of 391,245 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was $3.32 per share, and the gross proceeds from non-U.S. persons was approximately $1,300,500. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $520,200, was paid to Quest. The remaining sixty percent (60%), or approximately $780,300, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $52,000, as a finder's fee. In total, Quest received thirty-six (36%) of the purchase price, or approximately $468,000, from the shares sold in the Regulation S offering in the second quarter.

         (d)  None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest's indirect wholly-owned subsidiary, Gwenco, Inc., is in default on the following notes:

         10% Notes payable to Duke Energy Merchants                      747,894
         6% Note payable to National City Bank of Kentucky               277,907
         9 1/2% Note payable to National City Bank of Kentucky            84,565
         6% Note payable to United Bank, Inc.                             28,159

              As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky.

         (b)  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.
              --------

Item
No.      Description                                              Method of Filing
----     ------------------------------------------------------   ------------------------------

31.1     Certification of William R. Wheeler pursuant to Rule     Filed electronically herewith.
         13a-14(a)

31.2     Certification of Fred Runyon pursuant to Rule            Filed electronically herewith.
         13a-14(a)

32.1     Chief Executive Officer Certification pursuant to 18     Filed electronically herewith.
         U.S.C.ss.1350 adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32.2     Chief Financial Officer Certification pursuant to 18     Filed electronically herewith.
         U.S.C. ss. 1350 adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K
              -------------------

              Current report on Form 8-K filed April 1, 2004 reporting a change in accountants.

              Amendment No. 1 to current report on Form 8-K filed May 25, 2004 reporting the financial statements of Quest Minerals & Mining, Ltd.

              Current report on Form 8-K filed May 26, 2004 reporting the acquisition of 100% of the capital stock of Gwenco, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUEST MINERALS & MINING CORP.


August 23, 2004                       /s/ WILLIAM R. WHEELER
                                      ------------------------------------------
                                      William R. Wheeler
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



August 23, 2004                       /s/ FRED RUNYON
                                      ------------------------------------------
                                      Fred Runyon
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)