Form 10QSB
period 2004-09-30
Quest Minerals & Mining Corp
filed 2004-11-22
CIK 1130126

================================================================================


                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

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


                           9810 Meta Highway, Suite 2
                            Pikeville, Kentucky 41501
                    ----------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (606) 631-1962

                               -------------------

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

As of November 15, 2004, 44,467,344 shares of our common stock were outstanding.

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

                            Quest Minerals & Mining Corp.
                             Consolidated Balance Sheet
                                 September 30, 2004
                                     (unaudited)


Assets

Current Assets
  Cash and Equivalents                                                  $     10,029
  Receivables                                                                141,267
                                                                        ------------
         Total current assets                                           $    151,296
                                                                        ============

 Mineral Interests (Note 2)                                               17,634,450
 Mine development (Note 2)                                                   160,948
 Equipment, Net (Note 5)                                                     699,456
     Security Deposits                                                        15,686
                                                                        ------------
         Total Assets                                                   $ 18,631,836
                                                                        ============

Liabilities and Stockholders' Deficit

Current Liabilities
  Accounts payable and accrued expenses (Note 6)                        $  1,437,351
  Notes payable (Note 7)                                                   2,222,103
  Other loans                                                                259,185
                                                                        ------------
         Total current liabilities                                         3,918,639

Long term debt (Note 7)                                                      113,646
                                                                        ------------

         Total Liabilities                                                 3,484,410

Stockholders' Equity (Deficit)
  Preferred Stock, par value $0.001,
    Series A: 2,000,000 authorized, 2,000,000 issued and outstanding           2,000
    Series B: 1,600,000 authorized, 1,386,275 issued and outstanding           1,386
    Undesignated: 21,400,000 authorized, none issued and outstanding              --
  Common Stock, par value $0.001,
    250,000,000 authorized, 44,467,344 issued and outstanding                 44,468
  Additional Paid-In Capital                                              40,806,612
  Deferred Stock Compensation                                             (5,815,047)
  Retained Deficit                                                       (20,439,868)
                                                                        ------------
         Total Stockholders' Equity (Deficit)                             14,599,551
                                                                        ------------

Total Liabilities and Stockholders' Equity (Deficit)                    $ 18,631,836
                                                                        ============

                        See Notes to Financial Statements

                                         Quest Minerals & Mining Corp.
                                     Consolidated Statements of Operations
                                                  (Unaudited)


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                               -----------------------------     -----------------------------
                                                   2004             2003             2004             2003
                                               ------------     ------------     ------------     ------------

Revenue:
  Coal Revenues                                $  1,035,594     $         --     $  2,383,494     $  1,304,333

Expenses:
  Stock compensation                              5,797,620               --       16,104,506               --
  Production costs                                1,951,622               --        4,597,526        1,408,798
  Selling, general and administrative                91,689           27,127          627,012           45,531
  Interest                                          511,277            5,533          549,559            5,533
  Depreciation and Amortization                      78,298            7,216          202,053           43,961
                                               ------------     ------------     ------------     ------------
         Total Operating Expenses                 8,430,506           39,876       22,100,656        1,503,823
                                               ------------     ------------     ------------     ------------

Loss before income taxes                         (7,394,912)         (39,876)     (19,717,162)        (199,490)
                                               ------------     ------------     ------------     ------------

Provision for income taxes                               --               --               --               --
                                               ------------     ------------     ------------     ------------

Net Loss                                       $ (7,394,912)    $    (39,876)    $(19,717,162)    $   (199,490)
                                               ============     ============     ============     ============

Basic and diluted net loss per common share    $      (0.17)    $      (0.00)    $      (0.48)    $      (0.01)
                                               ============     ============     ============     ============

Weighted average common shares outstanding       42,711,058       22,535,642       41,368,110       22,535,642
                                               ============     ============     ============     ============

                        See Notes to Financial Statements

                            Quest Minerals & Mining Corp.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
                                                       -----------------------------
                                                           2004             2003
                                                       ------------     ------------

Operating Activities
    Net loss                                           $(19,717,162)    $   (199,490)
  Adjustments to reconcile net loss to net cash
  Used by operating activities:
    Depreciation                                            202,053           43,961
    Stock compensation                                   16,104,506               --
    Stock issued for interest                               487,500               --
    Reverse Merger adjustment                               (30,816)              --
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables                     32,553               --
      Increase (decrease) in accounts payable and
        accrued expenses                                    637,557          105,579
                                                       ------------     ------------
          Net cash used by operating activities          (2,283,809)         (49,950)
                                                       ------------     ------------

Investing Activities
  Equipment purchased                                      (605,394)              --
  Security Deposits                                         (15,686)              --
                                                       ------------     ------------
  Net cash used in investing activities                    (621,080)              --
                                                       ------------     ------------
Financing Activities
  Sale of Common Stock                                    1,895,902               --
  Repayment of Loans                                       (449,113)              --
  Other loans                                             1,168,364               --
                                                       ------------     ------------
          Net cash provided by financing activities       2,615,153               --
                                                       ------------     ------------

Increase (decrease) in cash                                (140,360)         (49,950)

Cash Beginning of Period                                    150,389           49,950
                                                       ------------     ------------
Cash End of Period                                     $     10,029     $         --
                                                       ============     ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
    Interest                                           $     62,059     $      5,533
                                                       ============     ============
    Income taxes                                       $         --     $         --
                                                       ============     ============

                        See Notes to Financial Statements

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


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

         Acquisitions

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest"), a subsidiary of Quest Mining & Minerals Corp. and the parent company of EZ Mining Co., Inc. ("EZ"), entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered, for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompanying consolidated financial statements give effect to this reverse merger.

         On April 28, 2004, the Company acquired Gwenco, Inc. ("Gwenco") with an agreement to issue 1,600,000 shares of series B convertible preferred stock (subject to adjustments) with a $2.50 per share liquidation preference and the assumption of approximately $1,700,000 in liabilities. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1,700,000. Gwenco owns coal leases in eastern Kentucky.

         On June 15, 2004, the Company acquired D&D Contracting, Inc. ("D&D") with an agreement to issue 500,000 shares of common stock along with an employment contract signed with the former managing director to include an undetermined amount of stock options to be issued in the future. D&D has a mining contract to mine a leased property containing 10,000,000 tons of coal reserves for which it will receive a fixed fee per ton. Subsequently, an employment contract was signed with the former managing director of D&D involving a fixed salary along with a 400,000 stock option purchase.

         On July 14, 2004, the Company to purchase an option to acquire all of the outstanding equity interest of a third party mining company. In exchange for this option, the Company agreed to make a cash payment of $60,000 and issue 1,550,000 common shares to the option holder. At market share valuation, the Company capitalized this issuance at $4,960,000. A post-closing cancellation clause in the option transfer agreement allows these shares to be rescinded based on the following:
         (a) if the Company is unable to exercise the option on or before December 31, 2005, notwithstanding reasonable efforts to do so, then all the shares shall be re-conveyed back to the Company, or (b) if, after exercising the option and investing a minimum of $250,000 into the mining operation, the Company is unable to generate at least an equal return on investment within 12 months, 775,000 shares shall be re-conveyed back to the Company.

         On September 20, 2004, the Company formed a subsidiary called Quest Marine Terminal in order to facilitate the acquisition of a barge loadout facility. The Company agreed to issue payment of $30,000 as an initial deposit to acquire the leasing rights for the bard loadout facility located in Kentucky. The term of the agreement consists of a five (5) year lease renewable up to five (5) additional terms. The facility will allow the Company to sell, transfer, store, crush, grade, process, wash, and load its own coal and to broker these services to other mining operations.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


Note 2 - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited consolidated financial statements of the Company include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission. The results of operations for the three and nine months periods ended September 30, 2004 are not necessarily indicative of the results of operations for the entire year ending December 31, 2004. Certain amounts from prior periods have been reclassified to conform with the period ended September 30, 2004.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Quest Minerals & Mining Corp. and its wholly owned subsidiaries, Quest Mineral & Mining Ltd., Quest Energy Ltd., EZ Mining Co., Inc., Gwenco, Inc., D&D Contracting, Inc., and Quest Marine Terminal, Ltd. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $416,864 and $279,237 for the years ended December 31, 2003 and 2002 and had a working capital deficit of $656,426 at December 31, 2003. For the nine months ended September 30, 2004, the company had a net loss of $19,697,162, of which $16,104,506 was due to stock compensation expenses. The September 30, 2004 working capital deficit is $3,749,443. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


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

         As a result of the Gwenco acquisition, the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. On September 30, 2004, Gwenco owed approximately $327,000 in lease payments.

Note 5 - EQUIPMENT

         Equipment consisted of the following:

                                                   September 30,    December 31,
                                                       2004             2003
                                                   -------------    ------------

           Mining equipment                        $  1,159,939     $    323,446
           Office equipment                               3,869
           Less accumulated depreciation               (494,352)         110,396
                                                   ------------     ------------
           Equipment - net                         $    669,456     $    213,050
                                                   ============     ============

         All of the mining equipment is subject to lien held by the coal leaseholder (Note 4).

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                      September 30,   December 31,
                                                          2004            2003
                                                      -------------   ------------

           Accounts payable                           $    774,941    $    263,555
           Accrued royalties payable-operating             554,503         159,703
           Accrued royalties-other                              --          11,688
           Accrued severance taxes                          70,130              --
           Accrued interest                                 37,777           3,125
           Accrued expenses                                     --           1,400
                                                      ------------    ------------
                                                      $  1,437,351    $    439,471
                                                      ============    ============

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


Note 7 - NOTES PAYABLE

         Notes payable consist of the following:

                                                                      September 30,   December 31,
                                                                          2004            2003
                                                                      -------------   ------------

         E-Z MINING CO., INC.:
           Notes payable                                              $    204,964    $    253,500

         QUEST MINERALS & MINING CORP
           0% Notes payable to IAB                                         250,000

         D&D CONTRACTING, INC
           Notes payable to Landmark                                        79,858

         QUEST ENERGY, LTD
           Notes payable to employees                                      259,185

         GWENCO, INC.:
           6% Notes payable to Scott Whitson                               300,000
           7% Notes payable to Dan Stewart                                 100,000
           10% Notes payable to Duke Energy Merchants**                    747,894
           6% Note payable to National City Bank of Kentucky**             277,907
           9 1/2% Note payable to National City Bank of Kentucky**          84,565
           6% Note payable to United Bank, Inc.**                           28,159
           9 1/2% Note payable to First Sentry Bank                        262,402
                                                                      ------------
                                                                         2,594,934

             Less current portion                                        2,481,288         143,500
                                                                      ------------    ------------

             Long-Term Debt:                                               113,646         110,000
                                                                      ============    ============

         On August 1, 2003, the Company borrowed $7,500 from an unaffiliated party due August 1, 2004 plus an additional $7,500, which is considered interest.

         On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. The Company has estimated this liability to be $120,000 of which $10,000 is considered as current. During the quarter ending September 30, 2004, the Company has accrued an additional $2,100.

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

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


Note 7 - NOTES PAYABLE (continued)

         On June 15, 2004, the Company assumed the note to Landmark as part of the acquisition agreement. The note is being paid on a $0.50 per ton basis.

         On July 15, 2004, the Company signed a 0% promissory note with IAB for $250,000, payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.

         On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans.

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

         During the quarter ended June 30, 2004, the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the Company to foreign investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer price. The unrelated third party would receive the remaining 60%. The Company subsequently sold 391,245 shares for net proceeds of $520,200. A 10% finders fee of the net proceeds went to another unrelated third party and was expensed to consulting.

         On July 14, 2004, the Company issued 1,550,000 shares of common stock as part of an option transfer agreement which grants the Company the right to acquire all of the outstanding equity interests of another mining company. At market share valuation, the Company capitalized this issuance for $4,960,000.

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


Note 9 - COMMON STOCK (continued)

         On July 15, 2004, the Company entered into a loan agreement with an unrelated third party in which a promissory note of $250,000 was issued at a rate of 0%, payable on demand, as well as 150,000 shares of common stock, which the Company recorded as an interest expense at market share valuation.

         During the quarter ended September 30, 2004, the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the Company to foreign investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer price. The unrelated third party would receive the remaining 60%. The Company subsequently sold 156,990 shares for net proceeds of $215,700. A 10% finders fee of the net proceeds went to another unrelated third party and was expensed to consulting.

         On September 30, 2004, the Company issued 31,800 shares, valued at $92,188, to investors as an agreed upon penalty in connection with the Company's Regulation D private placement.

Note 10 - STOCK COMPENSATION PLAN

         During January 2004, the Company approved the 2004 Stock Compensation Plan for employees and consultants (the "Plan"). In February 2004, as part of the plan, 17,500,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares of $21,875,000 was recorded as deferred compensation expense to be amortized over the period of the consulting agreements. These shares were issued pursuant to a Form S-8 registration statement. The Company charged $16,104,506 to stock compensation expense during the nine months ended September 30, 2004.

Note 11 - RELATED PARTY TRANSACTIONS

         During the quarter ended September 30, 2004, the Company paid consulting fees of $21,000 to a company owned by the son of its vice president.

Note 12 - LEGAL PROCEEDINGS

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco and Anderson are actively defending the action.

         On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees. D&D and Quest Energy are actively defending the action.

Note 13 - SUBSEQUENT EVENTS

         On October 19, 2004, the Company borrowed $250,000 from an unrelated third party and, in connection therewith, delivered a convertible secured promissory note to the lender in the principal amount of $250,000. The note has a term of six months and is secured by a first priority security interest in certain equipment of one of the Company's subsidiaries. The note bears interest at a rate of eight percent (8%)

                          Quest Minerals & Mining Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004


         and is convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date; provided, however, that the conversion price shall not be lower than $1.00 per share unless the Company fails to register the shares issuable upon conversion of the note with the Securities and Exchange Commission within one hundred twenty (120) days following the closing date of the loan, in which case the conversion price may be lower than $1.00 per share, and the conversion price shall not be higher than $2.00 per share. In addition, the Company issued to the lender a five-year warrant to purchase up to 250,000 shares of the Company's common stock at an exercise price of $2.00 per share.

         On October 19, 2004, the Company borrowed $250,000 from an unrelated third party and, in connection therewith, delivered a convertible secured promissory note to the lender in the principal amount of $250,000. The note has a term of six months and is secured by a first priority security interest in certain equipment of one of the Company's subsidiaries. The note bears interest at a rate of eight percent (8%) and is convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date; provided, however, that the conversion price shall not be lower than $1.00 per share unless the Company fails to register the shares issuable upon conversion of the note with the Securities and Exchange Commission within one hundred twenty (120) days following the closing date of the loan, in which case the conversion price may be lower than $1.00 per share, and the conversion price shall not be higher than $2.00 per share. In addition, the Company issued to the lender a five-year warrant to purchase up to 250,000 shares of the Company's common stock at an exercise price of $2.00 per share.

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

         Quest Minerals (Nevada) was incorporated on November 19, 2003 in the State of Nevada. It had minimal operations until January 1, 2004, when it acquired all of the capital stock of E-Z Mining Co., Inc., a Kentucky corporation. As a result, E-Z Mining Co. is deemed to be Quest's predecessor, and the results of operations and other information set forth below with respect to the three-month and nine-month periods ending September 30, 2003 are those of E-Z Mining Co.

Results of Operations

Basis of Presentation

         The results of operations set forth below for the three-month and nine-month periods ended September 30, 2004 are those of Quest. The results of operations for the three-month and nine-month periods ended September 30, 2003 are those of E-Z Mining Co., Inc., Quest's wholly-owned subsidiary which is deemed to be Quest's predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                           -----------------------    -----------------------
                                            2004              2003     2004            2003
                                           (Quest)           (E-Z)    (Quest)          (E-Z)
                                           -------           -----    -------          -----

Net sales                                   100.0%            N/A      100.0%          100.0%
Production Costs                            188.5             N/A      193.9           108.0
Selling, general and administrative           8.9             N/A       27.2             3.5
Stock Compensation                          559.8             N/A      675.7              --
Depreciation                                  7.6             N/A        8.5             3.4
Interest                                     49.4             N/A       23.1             0.4
                                            -----            -----     -----           -----

Operating income (loss)                    (714.1)%           N/A     (827.2)%         (15.3)%
                                            =====            =====     =====           =====

Comparison of the three months ended September 30, 2004 and 2003

         Net sales. Net sales for Quest increased to $1,035,594 for the three months ended September 30, 2004, from zero for the three months ended September 30, 2003. This increase in sales reflects increasing demand for coal in the United States. In addition, Quest has completed the refurbishment of its Burning Fork mines, which has allowed for increased coal mining capacity. The increase in revenues also reflects the revenues generated by its newly-acquired subsidiary, Gwenco, Inc., which was able to start production in the third quarter. This increase in sales was offset by several interruptions in coal mining operations during the third quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production Costs. Production costs increased to $1,951,622 for the three months ended September 30, 2004, from zero for the three months ended September 30, 2003. As a percentage of net sales, production costs increased to 188.5% of net sales for the three months ended September 30, 2004. In the third quarter of 2004, Quest significantly increased its labor force in order to operate its Burning Fork mines as well as those mines acquired through Gwenco, Inc. and D&D Contracting. Further, in order to ramp up production in the recently refurbished mines, Quest incurred increased expenses for equipment repair, belt structure, dynamite, grease, oil, and highline power. In addition to these factors, Quest's production costs as a percentage of net sales increased because there were several instances where Quest suffered interruptions in coal mining operations during the third quarter. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions; however, Quest continued to incur production costs such as labor during these periods.

         Selling, general and administrative. Selling, general and administrative expenses increased to $91,689, or 238%, for the three months ended September 30, 2004, from $27,127 for the three months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 8.9% for the three months ended September 30, 2004. The increase in selling, general and administrative expenses reflects certain expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, the higher selling, general and administrative costs reflect the acquisitions of Gwenco and D&D Contracting. Finally, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees, whereas E-Z Mining was not obliged to incur these same types of cost as a private company.

         Depreciation. Depreciation expense increased to $78,298, or 985.1%, for the three months ended September 30, 2004, from $7,216 for the three months ended September 30, 2003. As a percentage of net sales, depreciation expense was 7.6% for the three months ended September 30, 2004. Quest's depreciation expense increased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred a stock compensation expense to $5,797,620 for the three months ended September 30, 2004, compared to no such expense for the three months ended September 30, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements, and the issuance of an additional 191,667 shares to various consultants pursuant to consulting agreements.

         Interest expense. Interest expense increased to $511,277 for the three months ended September 30, 2004, from $5,533 for the three months ended September 30, 2003. Quest recorded an interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Quest's interest expense also results from obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $7,394,912 for the three months ended September 30, 2004, compared to an operating loss of $39,876 for the three months ended September 30, 2003. It had higher operating losses in the second quarter of 2004 as compared to 2003 primarily because of the stock compensation expense of $5,797,620 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan and to other consultants outside the Plan. In addition, Quest recorded interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Without the stock compensation and interest expense, the operating loss for the second quarter of 2004 was $1,109,792. This loss increase resulted from Quest incurring additional costs in ramping up production in previously dormant mines, higher labor costs, and from Quest suffering interruptions in its coal mining operations, requiring Quest to temporarily shut down the mines where the interruptions occurred. In addition, Quest incurred additional overhead charges resulting from the acquisition of Quest Minerals & Mining, Ltd., the acquisitions of Gwenco and D&D, the addition of administrative personnel, and the increased administrative cost as a result of being a public company.

         Provision for income taxes. Quest incurred operating losses for the three months ended September 30, 2004 and for the three months ended September 30, 2003. Accordingly, it has made no provision for income taxes.

Comparison of the nine months ended September 30, 2004 and 2003

         Net sales. Net sales for Quest increased to $2,383,494, or an increase of 82.7%, for the nine months ended September 30, 2004, from $1,304,333 for the nine months ended September 30, 2003. This increase in sales reflects increasing demand for coal in the United States. In addition, Quest has completed the refurbishment of its Burning Fork mines, which has allowed for increased coal mining capacity. The increase in revenues also reflects the revenues generated by its newly-acquired subsidiary, D&D Contracting, and its newly-acquired subsidiary, Gwenco, Inc., which was able to start production in the third quarter. This increase in sales was offset by the Burning Fork mines being closed down during a portion of the period by the prior ownership and subsequently being refurbished by current Quest management. The increase was further offset by several interruptions in coal mining operations during the second and third quarters. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production Costs. Production costs increased to $4,597,526, or an increase of 226.3% for the nine months ended September 30, 2004, from $1,408,798 for the nine months ended September 30, 2003. As a percentage of net sales, production costs increased to 192.9% of net sales for the nine months ended September 30, 2004 versus 108% of sales for the nine months ended September 30, 2003. In the second and third quarters of 2004, Quest significantly increased its labor force in order to operate its Burning Fork mines as well as those mines acquired through Gwenco, Inc. and D&D Contracting. Further, in order to ramp up production in the recently refurbished mines, Quest incurred increased expenses for equipment repair, belt structure, dynamite, grease, oil, and highline power. In addition to these factors, Quest's production costs as a percentage of net sales increased because there were several instances where Quest suffered interruptions in coal mining operations during the second and third quarters. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions; however, Quest continued to incur production costs such as labor during these periods.

         Selling, general and administrative. Selling, general and administrative expenses increased to $647,012, or 1,341.3%, for the nine months ended September 30, 2004, from $45,531 for the nine months ended September 30, 2003. As a percentage of net sales, selling, general and administrative expenses were 27.2% for the nine months ended September 30, 2004, as compared to 3.5% for the comparable period in 2003. The increase in selling, general and administrative expenses reflects certain expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, the higher selling, general and administrative costs reflect the acquisitions of Gwenco and D&D Contracting. Finally, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees, whereas E-Z Mining was not obliged to incur these same types of cost as a private company.

         Depreciation. Depreciation expense increased to $202,053, or 359.6%, for the nine months ended September 30, 2004, from $43,961 for the nine months ended September 30, 2003. As a percentage of net sales, depreciation expense was 8.5% for the nine months ended September 30, 2004, as compared to 3.4% for the comparable period in 2003. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred a stock compensation expense to $16,104,506 for the nine months ended September 30, 2004, compared to no such expense for the nine months ended September 30, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements, and the issuance of an additional 191,667 shares to various consultants pursuant to consulting agreements.

         Interest expense. Interest expense increased to $549,559 for the nine months ended September 30, 2004, from no interest for the nine months ended September 30, 2003. Quest recorded an interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Quest's interest expense also results from obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $19,717,162 for the nine months ended September 30, 2004, compared to an operating loss of $199,490 for the nine months ended September 30, 2003. It had higher operating losses in the first three quarters of 2004 as compared to 2003 primarily because of the stock compensation expense of $16,104,506 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan and to other consultants outside the Plan. In addition, Quest recorded interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Without the stock compensation and interest expense, the operating loss for the first three quarters of 2004 was $3,125,156. This loss increase resulted from Quest incurring additional costs in ramping up production in previously dormant mines, higher labor costs, and from Quest suffering interruptions in its coal mining operations, requiring Quest to temporarily shut down the mines where the interruptions occurred. In addition, Quest incurred additional overhead charges resulting from the acquisition of Quest Minerals & Mining, Ltd., the acquisitions of Gwenco and D&D, the addition of administrative personnel, and the increased administrative cost as a result of being a public company.

         Provision for income taxes. Quest incurred operating losses for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at September 30, 2004 was $3,749,443. It had cash of $10,029 as of September 30, 2004, as compared to having of $550 at December 31, 2003. This difference resulted primarily from Quest's increasing coal production and revenues during the period subsequent to the reorganization, along with receiving proceeds from the private placement of its common stock and bridge loans during the first three quarters of 2004.

         Quest used $2,283,809 of net cash in operating activities for the nine months ended September 30, 2004, compared to using $49,950 in the nine months ended September 30, 2003. Cash used in operating activities for the nine months ended September 30, 2004 was mainly due its net loss of $19,717,162, and there was also an adjustment of $30,816 due to the reverse merger. The net loss was offset by $16,104,506 in stock compensation and stock issued for services, $202,053 of depreciation recognized in the first three quarters of 2004, $487,500 in stock issued as interest, a decrease of $32,553 in account receivables, and an increase of $637,557 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $621,080 for the nine months ended September 30, 2004, compared to using none in the nine months ended September 30, 2003. Cash used by investing activities for the nine months ended September 30, 2004 resulted from the purchase of equipment of $605,394, and the payment of security deposits in the amount of $15,686.

         Net cash flows provided by financing activities were $2,615,153 for the nine months ended September 30, 2004, compared to no net cash provided by financing activities the nine months ended September 30, 2003. This increase in net cash provided by financing activities is due to Quest's issuance of common stock for net proceeds of $1,895,902 and Quest's borrowing $1,168,364 on demand notes. This increase was offset by payments on other loans of $449,113.

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

         In addition, through September 30, 2004, Quest has issued an aggregate of approximately 548,235 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was approximately $3.36 per share, and the gross proceeds from non-U.S. persons was approximately $1,839,750. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $735,900, was paid to Quest. The remaining sixty percent (60%), or approximately $1,103,850, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $73,590, as a finder's fee. In total, Quest received thirty-six (36%) of the purchase price, or approximately $662,310, from the shares sold in the Regulation S offering.

         On October 19, 2004, Quest Minerals & Mining Corp. borrowed $250,000 from Professional Traders Funds, LLC and, in connection therewith, delivered a convertible secured promissory note to Professional Traders Funds in the principal amount of $250,000. The note has a term of six months and is secured by a first priority security interest in certain equipment of Quest's indirect subsidiary, Quest Energy, Ltd. The note bears interest at a rate of eight percent (8%) and is convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date; provided, however, that the conversion price shall not be lower than $1.00 per share unless Quest fails to register the shares issuable upon conversion of the note with the Securities and Exchange Commission within one hundred twenty (120) days following the closing date of the loan, in which case the conversion price may be lower than $1.00 per share, and the conversion price shall not be higher than $2.00 per share. In addition, Quest issued to Professional Traders Funds a five-year warrant to purchase up to 250,000 shares of Quest's common stock at an exercise price of $2.00 per share.

         Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco and Anderson are actively defending the action.

         On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees. D&D and Quest Energy are actively defending the action.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a) From April 1, 2004, through September 30, 2004, Quest issued an aggregate of approximately 548,235 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was approximately $3.36 per share, and the gross proceeds from non-U.S. persons was approximately $1,839,750. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $735,900, was paid to Quest. The remaining sixty percent (60%), or approximately $1,103,850, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $73,590, as a finder's fee. In total, Quest received thirty-six (36%) of the purchase price, or approximately $662,310, from the shares sold in the Regulation S offering.

         On July 14, 2004, Quest issued 1,550,000 shares of common stock as partial consideration for the acquisition of an option to acquire all of the outstanding equity interests of Bonanza Mining, S.A. of Honduras. The issuance was exempt under Section 4(2) of the Securities Act.

         On July 15, 2004, Quest entered into a loan agreement with IAB Island Ventures in which a promissory note of $250,000 was issued at a rate of 0%, payable on demand. In connection with this note, Quest issued 150,000 shares of its common stock to IAB. The issuance was exempt under Section 4(2) of the Securities Act.

         On September 30, 2004, Quest issued an aggregate of 31,800 shares of its common stock to the participants in the private placement conducted in the first half of 2004 as penalty shares. The issuance was exempt under Section 4(2) of the Securities Act.

         (b)  None.

         (c)  None.

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

         (b)  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         (a)  None.

         (b)  None.

ITEM 6 - EXHIBITS

Item
No.      Description                                                Method of Filing
----     -----------                                                ----------------

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


                                           QUEST MINERALS & MINING CORP.


November 22, 2004                          /s/ WILLIAM R. WHEELER
                                           -------------------------------------
                                           William R. Wheeler
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



November 22, 2004                          /s/ FRED RUNYON
                                           -------------------------------------
                                           Fred Runyon
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)