Form 10KSB
period 2004-12-31
Quest Minerals & Mining Corp
filed 2005-06-13
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                           9810 Meta Highway, Suite 2
                            Pikeville, Kentucky 41501
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (973) 684-0075

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $2,912,574.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,635,041 as of June 9, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 20,595,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of June 9, 2005, 47,521,233 shares of Quest's common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

General

         Quest Minerals & Mining Corp., or Quest, acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses its efforts on properties that produce quality compliance blend coal. Quest currently operates one drift mine at Burning Fork, which is four miles northeast of Pikeville Kentucky. Quest's steam coal is currently sold on the spot market to certain brokers who in turn sell to by utilities and industrial clients as fuel for power plants. It currently produces no metallurgical coal but is actively seeking such grade coal for sale to make coke for use in the manufacture of steel.

         Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy. Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, Gwenco, Inc., a Kentucky corporation, or Gwenco, and of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine.

         E-Z Mining operates a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains Elkhorn #3 coal, currently being mined by E-Z Mining, as well as Elkhorn #2 coal.

         Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams. Gwenco has reopened Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove, and as of September 1, 2004, production has begun in its Pond Creek seam. This seam of high quality compliance coal is located at Slater's Branch, South Williamson, Kentucky. Using continuous mining techniques, Quest intends to drive 800 ft to where the coal seam is expected to thicken above 36 inches. During the initial period, coal was sent to a preparation plant to be washed. Once thicker coal is reached, Quest intends to commence implementation of two continuous mining operations yielding about 20,000 tons of clean coal per month. Subject to negotiations regarding a preexisting "Coal Supply Agreement" with Duke Energy Merchants LLC, coal from Pond Creek has been sold to either Duke, public utility companies in eastern Kentucky and southern Ohio, or on the open market.

         Quest Marine leases from Monday Coal, LLC a barge loadout facility and associated real property, consisting of approximately 13.89 acres, located at Mile Point 318.9 on the Ohio River. The term of the lease is for five (5) years, and the lease provides Quest Marine with the option to renew the term of the lease for five (5) additional terms of five (5) years each. The monthly rental payment for the lease is fifty thousand dollars ($50,000), beginning on January 1, 2005. In addition, Quest Marine is required to pay to Monday Coal, LLC, a monthly "Tonnage Rental Payment" as follows: (i) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for Quest Marine's own use; and
(ii) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for third parties not a party to the lease at a "Through Put Price" of $2.00 or less; or (iii) if the Through Put Price charged to third parties not a party to the lease exceeds $2.00 per ton, twenty five percent (25%) of the Through Put Price charged to the third party. In addition, pursuant to the terms of the lease, Quest Marine is entitled to reimbursement of up to a maximum of four hundred thousand dollars ($400,000) for its costs incurred to repair the leased property and/or barge loadout facility. The reimbursement shall be credited against the required Tonnage Rental Payments. At the termination of the lease, Quest Marine is required to surrender the property, including all buildings and fixtures. We intend to commence operations of Quest Marine once we receive adequate capital funding.

Recent Developments

         Upon completion of the initial phase of an audit by counsel retained by Quest for that purpose, among others, Quest has determined that it has reason to believe that some former employees of Quest, Quest's indirect wholly-owned subsidiary, Quest Energy, Ltd., and its former indirect wholly-owned subsidiary, D&D Contracting, Inc., have embezzled and conspired to embezzle money from Quest. At this time, Quest is unable to quantify the scope of the alleged fraud or the impact that the alleged fraud will have on its financial statements, but management currently estimates that between $250,000 and $1,000,000 was allegedly embezzled from Quest. Quest has retained a forensic accountant to quantify the scope of the alleged fraud.

         In the long term, Quest believes that the alleged fraud will not impair its ongoing effort to increase production at its active mine in Pike County, Kentucky. In the short term, however, the alleged embezzlement resulted in a working capital shortage for Quest. Quest anticipates that, despite this working capital shortage in the short term, it will generate positive cash flows from the operation of the mines at its Gwenco subsidiary by the third quarter of 2005. Quest is also seeking leases of additional coal mine properties in order to take advantage of the recent firming of coal prices.

         In light of these occurrences, Quest has determined that the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) have not been effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Quest is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

Business Development of Quest

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

         E-Z Mining Acquisition. On January 1, 2004, Quest Minerals (Nevada) acquired E-Z Mining pursuant to a stock purchase agreement whereby Quest Energy acquired 100% of the outstanding shares of capital stock of E-Z Mining. Under the stock purchase agreement, Quest Minerals (Nevada) issued 2,000,000 shares of its Series A convertible preferred stock and 23,000 shares of its common stock to the stockholders of E-Z Mining in exchange for all of the outstanding shares of capital stock of E-Z Mining.

         Each share of Quest Minerals (Nevada) Series A preferred stock is now convertible into a maximum of five (5) shares of Quest common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of Quest common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004, Quest has the option of redeeming the Series A preferred stock at a price equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends. The Series A Preferred Stock has no voting rights. As of June 9, 2005, 1,546,667 shares of the Series A preferred stock had been converted into an aggregate of 2,004,689 shares of Quest common stock.

         Reverse Merger. Quest was incorporated on November 21, 1985 in the State of Utah under the name "Sabre, Inc." It subsequently changed its name to Tillman International, Inc., or Tillman. On February 9, 2004, Tillman acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Tillman issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). In addition, Tillman agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Tillman and one of its former directors, were cancelled. Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Tillman. On

April 8, 2004, Tillman amended its articles of incorporation to change its name to "Quest Minerals & Mining Corp." The additional 1,800,000 shares of Quest common stock were issued in May 2004.

         Gwenco Acquisition. Effective April 28, 2004, Quest Minerals (Nevada) acquired 100% of the outstanding capital stock of Gwenco in exchange for 1,600,000 shares of Series B preferred stock of Quest Minerals (Nevada) and the assumption of up to $1,700,000 in debt. Each share of Series B preferred stock carries a liquidation preference of $2.50 per share. In addition, each share of Series B Preferred Stock is convertible into one share of Quest common stock. After the acquisition, the parties agreed to a post-closing adjustment to the purchase price to adjust for the liabilities of Gwenco exceeding $1,700,000. As a result of this adjustment, the number of shares of Series B preferred stock issued to the former stockholders of Gwenco was reduced to 1,386,275. On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of Quest common stock.

         In connection with this acquisition, Quest appointed Albert Anderson, the former principal stockholder of Gwenco, to Quest's board of directors. Mr. Anderson acquired Gwenco in 1995 and managed Lower Cedar Grove and Pond Creek from 1997 to 2001. Previously, Mr. Anderson operated the Docks Creek River Terminal in Kanova, West Virginia for Arco from 1983 to 1985. He acquired the Docks Creek River Terminal from Arco in 1985 and ran it for 4 years before selling it to Arch Minerals in 1989.

         On March 24, 2005, the board of directors asked Albert Anderson to resign as a director of Quest, and on April 4, 2005, Mr. Anderson submitted his resignation. In connection with his resignation, Mr. Anderson alleged that Quest has defaulted under the Stock Purchase Agreement by and between Quest, Gwenco, Inc., and the former stockholders of Gwenco, which includes Mr. Anderson. Quest has denied Mr. Anderson's allegations, believes that the allegations are baseless and without merit, and further believes that it has several claims against Mr. Anderson which it could assert.

         D & D Acquisition/Rescission. In June, 2004, Quest Minerals (Nevada) acquired 100 % of the outstanding capital stock of D & D in exchange for 500,000 shares of Quest common stock. On December 24, 2004, Quest and D&D Contracting, Inc. entered into a rescission agreement, effective November 1, 2004, relating to Quest's acquisition of D&D on June 15, 2004. Under the terms of the rescission agreement, Quest agreed to transfer all of the capital stock of D&D back to the original D&D stockholders, and D&D and its original stockholders agreed to waive any and all rights it had under the terms of the stock purchase agreement relating to the acquisition of D&D. In addition, (i) D&D agreed to provide Quest with all bank records and accounting statements relating to D&D,
(ii) Quest granted D&D the right to purchase certain equipment from Quest, (iii) D&D agreed to pay Quest a royalty on coal sales of $0.25 per clean ton, (iv) in the event that D&D ceases to operate the D&D mine, D&D must purchase certain equipment from Quest or release the same to Quest, (v) D&D shall maintain certain insurance requirements, (vi) D&D shall assume a certain loan with Community Trust Bank in the approximate amount of $45,000, and (vii) certain assets in the name of D&D were to be transferred to Quest. Further, all employment agreements between Quest or any of subsidiaries and James Stollings, a former principal of D&D, have been terminated.

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

         The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, South Africa, and Australia. The United States is the largest holder of coal reserves in the world, with over 250 years supply at current production rates. U.S. coal reserves are more plentiful than oil or natural gas, with coal representing approximately 70% of the nation's fossil fuel reserves, according to Energy Ventures Analysis. Total coal reserves are estimated by comparing the total probable heat value (British thermal units, or BTUs, per pound) of the demonstrated coal reserve tonnage reported by the Department of Energy to the heat value of other fossil fuel energy resources reported by the Department of Energy.

         U.S. coal production has more than doubled during the last 30 years. In 2002, total coal production as estimated by the United States Department of Energy, or DOE, was 1.1 billion tons. The primary producing regions were the

Powder River Basin (38%), Central Appalachia (23%), Midwest (14%), Northern Appalachia (12%), West (other than the Powder River Basin) (12%), and other (1%). All of Quest's coal production comes from the Central Appalachian region. Approximately 66% of U.S. coal is produced by surface mining methods. The remaining 34% is produced by underground mining methods.

         Coal is used in the United States by utilities to generate electricity, by steel companies to make products with blast furnaces, and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both east and west coast terminals. The breakdown of 2002 U.S. coal demand, as estimated by Resource Data International, Inc., or RDI, is as follows:

          End Use                         Tons (millions)         Percentage of Total
          ----------------------------    --------------------    ---------------------
          Electricity generation          982                     86%
          Industrial users                66                      6%
          Exports                         64                      6%
          Steel making                    27                      2%
          Residential & commercial        5                       --%
                                          --------------------    ---------------------

          Total                           1,144                   100%
                                          --------------------    ---------------------

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

          Electricity Generation Type         Cost per million Kilowatt Hours
          ---------------------------------   ----------------------------------

          Oil                                 $4.754
          Natural Gas                         $4.422
          Coal                                $1.819
          Nuclear                             $1.785
          Other (solar, wind, etc.)           $0.979
          Hydroelectric                       $0.527

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

         There are factors other than fuels cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electricity generation by fuel source in 2002, as estimated by the Energy Information Administration, is as follows:

          Electricity Generation Source              Percent of Total Electricity Generation
          ----------------------------------------   ------------------------------------------
          Coal                                       51%
          Nuclear                                    21%
          Natural Gas                                17%
          Hydro                                      6%
          Oil                                        3%
          Other                                      2%
                                                     ------------------------------------------

          Total                                      100%
                                                     ------------------------------------------

         RDI projects that generators of electricity will increase their demand for coal as demand for electricity increases. Since coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth. Demand for electricity has historically grown in proportion to U.S. economic growth.

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

Market Opportunity

         In the recent past, coal price declines lead to widespread mine shutdowns. Beginning in the fourth quarter of 2003, coal prices began a steady increase. Traditionally, coal price increases have been caused by harsh North American weather or labor stoppages. Current upward pricing trends have no specific driver outside of general price increases in all energy sources, which appear to be driven by geo-political concerns and the current non-renewable characteristics of fossil fuels. Equivalent current natural gas prices imply that coal should currently be trading at U.S. $70 to U.S. $80 per ton. Nymex July 2004 coal deliveries were trading just above $51 per ton as of the beginning of March 2004. As coal prices strengthen, Quest believes that it could become highly lucrative to re-open the best of these recently closed mines.

Mining Techniques

         There are several basis techniques for mining drift or adit mines. Quest uses the conventional method at its E-Z Mining facility in Burning Fork #1 and a continuous miner on the Pond Creek seam at its Gwenco facility.

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

         Gwenco. Quest uses a Joy 14-10AA continuous miner at the Gwenco mines. In this technique, the miner has a cutting head that tears the coal from it natural deposit and transfers the coal to a gather head and then to shuttle cars that can carry from 3 to 10 tons depending on the size. This method can create higher volume mining than the conventional method, but may mine the coal with a higher content of ash.

Expansion Strategy

         Quest is aggressively seeking to acquire new mines and contracting to produce and market additional coal in its geographic focus area. Quest intend to acquire and operate high quality coal properties with established field personnel, primarily in the eastern Kentucky coalfields, with additional properties in southwestern West Virginia and western Virginia. This region has an excellent infrastructure of workers, truckers, rail sidings on the CSX and N&W rail lines and low cost access to the Big Sandy barge docks near Ashland, KY, for effective coal distribution. Quest intends to use its local knowledge to pursue high returns on investment from re-opening profitable properties in this region. It intends to grow by additional accretive acquisitions, contract mining, and internal development of owned properties. The following projects delineate Quest's initial ventures:

         E-Z Mining Inc.

                  Elkhorn #3 Seam - Quest acquired the Elkhorn #3 with its acquisition of E-Z Mining in January 2004. Since August 2003, E-Z Mining has been in the process of upgrading equipment and mine improvements. Elkhorn #3 is a "drift" or "adit mine," wherein unmined coal at the current face starts at approximately 4,000 feet.

                    1 The permitted mining area has 1,000,000 tons of recoverable Elkhorn #3 coal, running in a seam that measures 27 to 37 inches in thickness. It is engineered by Bocoor Engineering of Paintsville, KY, and has an expected 10-12 year life cycle.

                    2 The average analysis of this seam is 12,000 BTUs and under 14% ash. These characteristics have made the Elkhorn #3 a staple for blending in compliance coal orders.

                    3 E-Z has added enough equipment to be able to mine from a base of 8,000-10,000 tons per month, dependent on seam thickness and mining conditions.

                    4 The primary market for Elkhorn #3 coal is a $4.80 per ton truck haul to the Big Sandy River docks where approximately ten brokerage firms and/or operators manage barge facilities. Quest's ultimate goal is to enter into a "one-stop" venture to wash, blend and re-market coal direct to customers.

                  Elkhorn #2 Seam - On the same leases, E-Z Mining brought an additional 2,200,000 tons of Elkhorn #2 coal to Quest. Bocoor Engineering provided this engineering estimate. This coal is of equal quality to the Elkhorn #3 seam, but appears to be 2 to 3 inches thicker and running above 30 to 40 inches in thickness.

                    1 This seam is in the final phase of permitting for development

                    2 Minor engineering remains along with some landowner logistics

                    3 Quest expects to invest U.S. $450,000 to $750,000 in this mine to allow for the face up, infrastructure and dispersal of sufficient equipment to the mine.

         Gwenco, Inc. Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases. From 1997 to 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a downturn in coal prices made continued operations unfeasible, and the mines were shut down. Quest has recently re-equipped and re-opened operations at Gwenco.

                    1 The primary reserves are in the Pond Creek, Lower Cedar Grove and Taylor seams.

                    2 Both the Pond Creek and Lowers Cedars Grove seams are permitted and bonded and have been mined to a limited extent. The coal in the Pond Creek seam is low-sulfur, compliance coal, running at an average of 12,000 to 12,500 BTUs when mined clean. The coal in the Lower Cedar Grove seam has a shale parting and must be washed to be commercial. When cleaned it is a high BTU coal with certain metallurgical coal qualities.

                    3 Quest expects to begin producing coal from Pond Creek and Lower Cedar Grove in the second quarter of 2005.

                    4 Quest anticipates that tonnage should increase from an initial 15,000 to 40,000 tons during the 3rd and 4th quarters of 2005.

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

Competition

         The coal industry in the United States is highly competitive. Quest competes with many large producers and other small coal producers. Quest also competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply. Continued demand for coal is also dependent on factors outside of Quest's control, including demand for electricity, environmental and governmental regulations, weather, technological developments, and the availability and cost of alternative fuel sources.

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

         Transportation costs are another fundamental factor affecting coal industry competition. Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States. Historically, coal transportation rates from the western coal producing areas into Central Appalachian markets limited the use of western coal in those markets. More recently, however, lower rail rates from the western coal producing areas to markets served by eastern producers have created major competitive challenges for eastern producers. Barge transportation is the lowest cost method of transporting coal long distances in the eastern United States, and the large numbers of eastern producers with river access keep coal prices competitive. Quest believes that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for Central Appalachian coal. Quest also believes that with close proximity to competitively-priced Central Appalachian coal, utilities with plants located on the Ohio River system will become price setters in a deregulated environment.

         Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented. It is possible that Quest's costs will not permit it to compete effectively with other producers seeking to provide coal to a customer; however, it is Quest's goal to maintain low production costs, offer a variety of products and have develop access to multiple transportation systems that will enable it to compete effectively with other producers.

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

         Clean Air Act. The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxides and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of Quest's mining facilities, by far their greatest impact on Quest and the coal industry generally is the effect of emission limitations on utilities and other prospective customers. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. Significant additional emissions control expenditures will be needed in order to meet the current national ambient air standard for ozone. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead. The EPA has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards for very fine particulate matter and ozone. The Court of Appeals for the District of Columbia issued an opinion in May 1999 limiting the manner in which the EPA can enforce these standards. After a request by the federal government for a rehearing by the Court of Appeals was denied, the Supreme Court agreed in January 2000 to review the case. On February 27, 2001, the Supreme Court found in favor of the EPA in material part and remanded the case to the Court of Appeals. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA's adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and Quest's development of new mines. This in turn may result in Quest's decreased production and a corresponding decrease in its revenue. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

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

            1 burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;

            2 installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;

            3    reducing electricity generating levels; or

            4    purchasing or trading emission credits.

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

         Operations - Permitting; Compliance. Quest believes that it has obtained all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws. Quest believes that it is in compliance in all material respects with such permits, and routinely corrects in a timely fashion violations of which it receives notice in the normal course of operations. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits. However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000. It is impossible to predict the full impact of future judicial, legislative or regulatory developments on Quest's operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

         Quest believes that, based upon present information available to it, that the bonds that it has posted with respect to future environmental costs are adequate. However, the imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that Quest is potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Coal Reserves

         Quest estimates that, as of December 31, 2004, it has total recoverable reserves of approximately two to three million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

Employees

         Quest and its subsidiaries currently employ approximately 20 people at the Burning Fork operation. Of the total, approximately one is in administration, one is in sales, marketing and distribution, and 18 are in mining operations. None of Quest's employees are represented by a labor union, and Quest has not entered into a collective bargaining agreement with any union. Quest has not experienced any work stoppages and believes that it has good relations with its employees.

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         An investment in Quest common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this report before investing in Quest common stock. Quest's business and results of operations could be seriously harmed by any of the following risks. The trading price of Quest's common stock could decline due to any of these risks, and you may lose part or all of your investment.

         The level of Quest's indebtedness could adversely affect its ability to grow and compete and prevent it from fulfilling its obligations under its contracts and agreements. As of December 31, 2005, Quest had approximately $5,700,000 of total indebtedness outstanding. Quest has significant debt, lease, and royalty obligations. Its ability to satisfy debt service, lease, and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that it serves as well as financial, business and other factors, many of which are beyond its control. Quest may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease, and royalty payment obligations or its other liquidity needs.

         Quest's relative amount of debt could have material consequences to its business, including, but not limited to, the following: (i) making it more difficult to satisfy debt covenants and debt service, lease payment, and other obligations; (ii) increasing its vulnerability to general adverse economic and industry conditions; (iii) limiting its ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures, or other general corporate requirements; (iv) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures, or other general corporate purposes; (v) limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; or (vi) placing it at a competitive disadvantage when compared to competitors with less relative amounts of debt.

         Pending and threatened litigation could result in Quest losing its primary operating assets. Currently, Quest is a party to various pending lawsuits, including a third-party complaint by the former owner of Gwenco, Inc., Albert Anderson. In his third-party complaint, Mr. Anderson is seeking to rescind his sale of Gwenco to Quest and is also seeking injunctive relief against Quest. Although Quest believes that Mr. Anderson's claims are frivolous and wholly without merit, if Mr. Anderson is successful in his claims, it is likely that Quest would lose one of its primary subsidiary and coal generating operations, which would have a significantly adverse impact its financial results and position and on its ability to continue as a going concern.

         If transportation for Quest's coal becomes unavailable or uneconomic for its customers, Quest's ability to sell coal could suffer. Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer's purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make some of Quest's operations less competitive than other sources of coal. Coal producers depend upon rail, barge, trucking, overland conveyor, and other systems to deliver coal to markets. While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair Quest's ability to supply coal to its customers and thus could adversely affect Quest's results of operations. For example, the high volume of coal shipped from one region of mines could create temporary congestion on the rail systems servicing that region.

         Risks inherent to mining could increase the cost of operating Quest's business. Quest's mining operations are subject to conditions beyond its control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock, and other natural materials and variations in geologic conditions. In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations. Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. According to the Energy Information Administration's Emissions of Greenhouse Gases in the United States 2002, coal accounts for 30% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions. Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on Quest's financial condition or results of operations.

         Quest's future success depends upon its ability to continue acquiring and developing coal reserves that are economically recoverable. Quest's recoverable reserves decline as it produces coal. Quest has not yet applied for the permits required or developed the mines necessary to use all of its reserves. Furthermore, Quest may not be able to mine all of its reserves as profitably as it does at its current operations. Quest's future success depends upon its conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves. Quest's planned mine development projects and acquisition activities may not result in significant additional reserves, and it may not have continuing success developing additional mines. Most of Quest's mining operations are conducted on properties owned or leased by Quest. Because title to most of its leased properties and mineral rights are not thoroughly verified until a permit to mine the property is obtained, Quest's right to mine some of its reserves may be materially adversely affected if defects in title or boundaries exist. In addition, in order to develop its reserves, Quest must receive various governmental permits. Quest cannot predict whether it will continue to receive the permits necessary for it to operate profitably in the future. Quest may not be able to negotiate new leases from the government or from private parties or obtain mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease. From time to time, Quest has experienced litigation with lessors of our coal properties and with royalty holders.

         If the coal industry experiences overcapacity in the future, our profitability could be impaired. During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines, and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers. Any overcapacity could reduce coal prices in the future.

         Quest's ability to operate effectively could be impaired if it loses key personnel. Quest manages its business with a number of key personnel, the loss of a number of whom could have a material adverse effect on Quest. In addition, as its business develops and expands, Quest believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel. It is possible that key personnel will not continue to be employed by Quest and that we will be not able to attract and retain qualified personnel in the future. Quest does not have "key person" life insurance to cover its executive officers. Failure to retain or attract key personnel could have a material adverse effect on Quest.

         Coal markets are highly competitive and affected by factors beyond Quest's control. Quest competes with coal producers in various regions of the U.S. for domestic sales and with both domestic and overseas producers for sales to international markets. Continued domestic demand for Quest's coal and the prices that it will be able to obtain primarily will depend upon coal consumption patterns of the domestic electric utility industry and the domestic steel industry. Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power. Consumption by the domestic steel industry is primarily affected by the demand for U.S. steel. Quest's sales of metallurgical coal are dependent on the continued financial viability of domestic steel companies and their ability to compete with steel producers abroad. The cost of ocean transportation and the valuation of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of Quest's coal as it competes on price with other foreign coal producing sources.

         Coal prices are affected by a number of factors and may vary dramatically by region. The two principal components of the price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. The cost of mining the coal is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. Underground mining is generally more expensive than surface mining as a result of high capital costs, including costs for modern mining equipment and construction of extensive ventilation systems and higher labor costs due to lower productivity. Quest currently engages in three principal coal mining techniques: underground room and pillar mining, underground longwall mining and highwall mining. Because underground longwall mining, surface mining, and highwall mining are high-productivity, low-cost mining methods, Quest seeks to increase production from its use of these methods to the extent permissible and cost effective.

         Quest depends on continued demand from its customers. Reduced demand from Quest's largest customers could have an adverse impact on its ability to achieve its projected revenue. When Quest's contracts with its current customers reach expiration, it is possible that that the customers will not extend or enter into new long-term contracts or, in the absence of long-term contracts, that they will not continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing agreements.

         Quest faces numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability. There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond Quest's control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about Quest's reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by Quest's staff. Some of the factors and assumptions that impact economically recoverable reserve estimates include the following:

     o   geological conditions;

     o historical production from the area compared with production from other producing areas;

     o   the assumed effects on regulations and taxes by governmental agencies;

     o   assumptions governing future prices; and

     o   future operating costs.

         Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties may vary substantially. As a result, Quest's estimates may not accurately reflect its actual reserves. Actual production, revenues, and expenditures with respect to its reserves will likely vary from estimates, and these variances may be material.

         Union represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2004, none of Quest's workforce was represented by a union. However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor. Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Quest's current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs. Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

         Severe weather may affect Quest's ability to mine and deliver coal. Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect Quest's ability to produce, load, and transport coal.

         Shortages of skilled labor in the Central Appalachian coal industry may pose a risk to achieving high labor productivity and competitive costs. Coal mining continues to be a labor intensive industry. In 2001, the coal industry experienced a shortage of trained coal miners in the Central Appalachian region causing many companies to hire mine workers with less experience. While Quest did not experience a comparable labor shortage in 2003, if another such shortage of skilled labor were to arise, Quest's productivity could decrease and our costs could increase. Such a lack of skilled miners could have an adverse impact on Quest's labor productivity and costs and its ability to expand production in the event there is an increase in the demand for coal.

         If the coal industry experiences overcapacity in the future, Quest's profitability could be impaired. Historically, a growing coal market and increased demand for coal attract new investors to the coal industry, spur the development of new mines and result in added production capacity throughout the industry, all of which can lead to increased competition and lower coal prices. Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers. Any overcapacity could reduce coal prices and therefore reduce Quest's revenues.

         Terrorist attacks and threats, escalation of military activity in response to such attacks, or acts of war may negatively affect Quest's cash flows, results of operations, or financial condition. Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect Quest's cash flows, results of operations, or financial condition. Quest's business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting Quest's customers may materially adversely affect its operations. As a result, there could be delays or losses in transportation and deliveries of coal to Quest's customers, decreased sales of its coal, and extension of time for payment of accounts receivable from its customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any, or a combination, of these occurrences could have a material impact on Quest's cash flows, results of operations, or financial condition.

         The independent auditors' report of E-Z Mining raises substantial doubt about E-Z Mining's ability to continue as a going concern. The independent auditors of E-Z Mining, Quest's accounting predecessor, have prepared their report on E-Z Mining's financial statements as of December 31, 2003 and the year then ended assuming that E-Z Mining will continue as a going concern. Their report has an explanatory paragraph which states that E-Z Mining's recurring losses from operations and its need for additional capital raise substantial doubt about Quest's ability to continue as a going concern.

         Quest's operating subsidiaries have not operated as a combined entity for a long period of time and are not fully-integrated, and Quest may not be able to integrate them successfully. In April, 2004, Quest acquired Gwenco, Inc., and in June, 2004, Quest acquired D & D Contracting, Inc. The D&D agreement was rescinded effective November 1, 2004. These operating subsidiaries either did not operate or were operated as separate independent entities prior to their acquisition by Quest, and Quest may not be able to integrate the operations of these businesses successfully or institute the necessary systems and procedures, including accounting and financial reporting systems, to manage the combined enterprise on a profitable basis. Quest's management group has only recently been assembled and may not be able to manage the combined entity effectively or to successfully implement its operating strategies. Quest's pro forma combined financial results cover periods when Quest's operating subsidiaries were not under common control or management, and the pro forma combined results may not be indicative of Quest's future financial or operating results. Any inability to integrate Quest's operating subsidiaries successfully would have a material adverse effect on Quest's business, financial condition, and results of operations.

         Quest may not be able to identify quality strategic acquisition candidates, and if it does make strategic acquisitions, it may not be able to successfully integrate their operations. Quest intends to acquire companies in the coal mining industry that offer complementary products and services to its current business operations. For each acquisition, Quest will be required to assimilate the operations, products, and personnel of the acquired business and train, retain, and motivate its key personnel. Quest may be unable to maintain uniform standards, controls, procedures, and policies if it fails in these efforts. Similarly, acquisitions may subject Quest to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in its operations and divert management's attention from day-to-day operations, which could impair Quest's relationships with its current employees, customers, and strategic partners. Quest may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to Quest's stockholders. In addition, Quest's profitability may suffer because of acquisition related costs. Quest currently has no agreements or commitments concerning any such additional acquisitions, and it may not be able to identify any companies that satisfy its acquisition criteria.

         The government extensively regulates Quest's mining operations, which imposes significant costs on Quest, and future regulations could increase those costs or limit Quest's ability to produce coal. Federal, state, and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability. In addition, significant legislation mandating specified benefits for retired coal miners affects Quest's industry. Numerous governmental permits and approvals are required for mining operations. Quest is required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. The costs, liabilities, and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production. The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect Quest's mining operations, its cost structure, and/or its customers' ability to use coal. New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require Quest or its customers to change operations significantly or incur increased costs. The majority of Quest's coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser's plant or results in specified increases in the cost of coal or its use. These factors and legislation, if enacted, could have a material adverse effect on Quest's financial condition and results of operations.

         There is a limited active trading market for Quest shares. Quest common stock is traded on the OTC Bulletin Board under the symbol "QMMG.OB." Trading activity in Quest common stock has fluctuated widely and at times has been limited. Quest considers its common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for Quest's stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for Quest stock.

         Quest's common stock is considered to be a "penny stock" and, as such, the market for Quest common stock may be further limited by certain SEC rules applicable to penny stocks. As long as the price of Quest's common stock remains below $5.00 per share or Quest has net tangible assets of $2,000,000 or less, Quest's common shares are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell Quest common shares and limit the liquidity of Quest's securities.

         Quest has no immediate plans to pay dividends. Quest has not paid any cash dividends to date and does not expect to pay dividends for the foreseeable future.

         Our officers and directors collectively own a majority of Quest's outstanding common stock, and as long as they do, they will control the outcome of stockholder voting. Quest's officers and directors are collectively the beneficial owners of approximately 43.3% of the outstanding shares of Quest's common stock. As long as Quest's officers and directors collectively own a significant percentage of Quest's common stock, Quest's other stockholders may generally be unable to affect or change the management or the direction of Quest without the support of its officers and directors. As a result, some investors may be unwilling to purchase Quest's common stock. If the demand for Quest's common stock is reduced because Quest's officers and directors have significant influence over Quest, the price of Quest's common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to Quest's articles of incorporation and approval of significant corporate transactions.

         Quest's articles of incorporation authorizes Quest's board of directors to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of Quest's common stock. Quest's board of directors has the authority to issue up to an additional 21,400,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by Quest's stockholders. To date, Quest has issued 2,000,000 shares of Series A preferred stock and 1,600,000 shares of Series B preferred stock. Any preferred stock issued by Quest's board of directors may contain rights and preferences adverse to the voting power and other rights of the holders of common stock.

                         Cautionary Statement Concerning
                           Forward-Looking Information

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

         Quest also leases over 1,000 acres in Kentucky for its operations at Burning Fork #1. It leases this property under an operating agreement with the leaseholder of the Burning Fork property. Under this agreement, Quest is required to pay the leaseholder cola royalties as defined in the agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of Quest. Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams.

Item 3.   LEGAL PROCEEDINGS

Litigation

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco is actively defending the action. In that action, Anderson has filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. Mr. Anderson seeks to rescind Quest's acquisition of Gwenco, or alternatively, seeks unspecified compensatory and punitive damages, and he also seeks injunctive relief. Quest believes that Mr. Anderson's allegations are without merit and intends to defend the action vigorously.

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

         The Federal Insurance Company has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. There is currently no action pending with respect to this matter.

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

2003 (OTC Bulletin Board)                        High Bid             Low Bid
-----------------------------------------------------------------------------
First quarter                                        1.00                1.00
Second quarter                                       2.00                1.00
Third quarter                                        2.00                1.00
Fourth quarter                                     101.00               10.00

2004 (OTC Bulletin Board)                        High Bid             Low Bid
-----------------------------------------------------------------------------
First quarter                                        2.50                1.25
Second quarter                                       3.50                2.00
Third quarter                                        3.60                2.55
Fourth quarter                                       3.40                1.15

         As of June 9, 2005, there were approximately 760 record holders of Quest's common stock.

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

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which Quest's equity securities have been authorized for issuance as of December 31, 2004:

                                                (a)                       (b)                          (c)
------------------------------------    ---------------------    ----------------------     ------------------------
Plan Category                                Number of             Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                            issued upon              outstanding              for future issuance
                                            exercise of            options, warrants             under equity
                                            outstanding               and rights              compensation plans
                                         options, warrants                                   (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
------------------------------------    ---------------------    ----------------------     ------------------------
Equity compensation plans                            --                 $ --                          --
approved by security holders
Equity compensation plans not                17,500,000                 $ --                          --
approved by security holders (1)
Total                                        17,500,000                 $ --                          --

       (1) 2004 Stock Compensation Plan. In 2004, Quest adopted its 2004 Stock Compensation Plan on January 20, 2004. The purpose of the plan was to advance the best interests of Quest by providing its employees, directors, consultants, and other persons associated with Quest with additional incentive and by increasing their proprietary interest in the success of Quest. The plan also encourages those employees and consultants to maintain their relationship with Quest.

              Quest may grant stock or stock options under the plan. The total number of shares of Quest available for grants of stock options or stock is 17,500,000. This amount is subject to adjustment in the event of a merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up, or stock dividend; however, the amount of shares available under the plan is not subject to adjustment in the event of a reverse stock split, i.e. a reverse stock split by Quest shall not affect or result in any reduction in the number of plan shares remaining in the plan at the effective time of such reverse stock split. To date, Quest has issued al 17,500,000 shares pursuant to stock grants.

              The plan is administered by Quest's board of directors, and if established, a compensation committee of the board of directors. The board (or committee) has the power and authority to grant stock options and common stock, determine who will be granted stock options and common stock and the time or times those selected persons will be granted stock or may exercise all or any part of their stock options. The board (or committee) also determines the number of shares to be granted or to be subject to each option, the purchase price of the shares of common stock covered by each option and the method of payment of such price. The board (or committee) also has the authority to construe and interpret the plan, establish rules and regulations, and perform all other acts, including the delegation of administrative responsibilities it believes reasonable and proper.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Quest's financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of this report on page 4 for a description of these risks and uncertainties.

         All forward-looking statements in this document are based on information currently available to Quest as of the date of this report, and Quest assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

         Quest Minerals & Mining Corp., or Quest, acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses its efforts on properties that produce quality compliance blend coal. Quest currently operates one drift mine at Burning Fork, which is four miles northeast of Pikeville Kentucky. Quest's steam coal is currently sold on the spot market to certain brokers who in turn sell to by utilities and industrial clients as fuel for power plants. It currently produces no metallurgical coal but is actively seeking such grade coal for sale to make coke for use in the manufacture of steel.

         Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy. Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, of Gwenco, Inc., a Kentucky corporation, or Gwenco, and of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine.

         E-Z Mining operates a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains Elkhorn #3 coal, currently being mined by E-Z Mining, as well as Elkhorn #2 coal.

         Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams. Gwenco has reopened Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove, and production has begun in its Pond Creek seam. This seam of high quality compliance coal is located at Slater's Branch, South Williamson, Kentucky. Using continuous mining techniques, Quest has driven 800 feet to where the coal is thickening to above 36 inches. During the initial period, coal was sent to a preparation plant to be washed. Once thicker coal is reached, Quest intends to commence implementation of two conventional mining operations yielding about 20,000 tons of clean coal per month. Subject to negotiations regarding a preexisting "Coal Supply Agreement" with Duke Energy Merchants LLC, coal from Pond Creek has been sold to either Duke, public utility companies in eastern Kentucky and southern Ohio, or on the open market.

         Quest Marine leases from Monday Coal, LLC a barge loadout facility and associated real property, consisting of approximately 13.89 acres, located at Mile Point 318.9 on the Ohio River. The term of the lease is for five (5) years, and the lease provides Quest Marine with the option to renew the term of the lease for five (5) additional terms of five (5) years each. The monthly rental payment for the lease is fifty thousand dollars ($50,000), beginning on January 1, 2005. In addition, Quest Marine is required to pay to Monday Coal, LLC, a monthly "Tonnage Rental Payment" as follows: (i) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for Quest Marine's own use; and
(ii) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for third parties not a party to the lease at a "Through Put Price" of $2.00 or less; or (iii) if the Through Put Price charged to third parties not a party to the lease exceeds $2.00 per ton, twenty five percent (25%) of the Through Put Price charged to the third party. In addition, pursuant to the terms of the lease, Quest Marine is entitled to reimbursement of up to a maximum of four hundred thousand dollars ($400,000) for its costs incurred to repair the leased property and/or barge loadout facility. The reimbursement shall be credited against the required Tonnage Rental Payments. At the termination of the lease, Quest Marine is required to surrender the property, including all buildings and fixtures.

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

         Quest Minerals (Nevada) was incorporated on November 19, 2003 in the State of Nevada. It had minimal operations until January 1, 2004, when it acquired all of the capital stock of E-Z Mining Co., Inc., a Kentucky corporation. As a result, E-Z Mining Co. is deemed to be Quest's predecessor, and the results of operations and other information set forth below with respect to the year ended December 31, 2003 are those of E-Z Mining Co.

Results of Operations

Basis of Presentation

         The results of operations set forth below for the year ended December 31, 2004 are those of Quest. The results of operations for the year ended December 31, 2003 are those of E-Z Mining Co., Inc., Quest's wholly-owned subsidiary which is deemed to be Quest's predecessor, as that term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended. The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                       Year Ended
                                                      December 31,
                                             ------------------------------
                                                  2004            2003
                                                 (Quest)          (E-Z)
                                             ------------------------------
Net sales                                         100.0%          100.0%
Production costs                                   70.4           124.4
Selling, general and administrative               359.9             0.8
Stock compensation                                752.5              --
Depreciation and amortization                       3.4             5.4
Interest                                           22.9              --
                                             -------------- ---------------

Operating income (loss)                        (1,304.9)%         (30.6)%
                                             -------------- ---------------

Comparison of the year ended December 31, 2004 and 2003

         Net sales. Net sales for Quest increased to $2,912,574, or an increase of 122%, for the year ended December 31, 2004, from $1,309,833 for the year ended December 31, 2003. This increase in sales reflects increasing demand for coal in the United States. In addition, Quest has completed the refurbishment of its Burning Fork mines, which has allowed for increased coal mining capacity. The increase in revenues also reflects the revenues generated by its former subsidiary, D&D Contracting, and its subsidiary, Gwenco, Inc., which was able to start production in the third quarter. This increase in sales was offset by the Burning Fork mines being closed down during a portion of the period by the prior ownership and subsequently being refurbished by current Quest management. The increase was further offset by several interruptions in coal mining operations during the second and third quarters. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production costs. Production costs increased to $2,050,357, or an increase of 26% for the year ended December 31, 2004, from $1,629,368 for the year ended December 31, 2003. As a percentage of net sales, production costs decreased to 70.4% of net sales for the year ended December 31, 2004 versus 124.4% of sales for the year ended December 31, 2003. In the second and third quarters of 2004, Quest significantly increased its labor force in order to operate its Burning Fork mines as well as those mines acquired through Gwenco, Inc. and D&D Contracting. Further, in order to ramp up production in the recently refurbished mines, Quest incurred increased expenses for equipment repair, belt structure, dynamite, grease, oil, and highline power. In addition to these factors, Quest's production costs as a percentage of net sales increased because there were several instances where Quest suffered interruptions in coal mining operations during the second and third quarters. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions; however, Quest continued to incur production costs such as labor during these periods. However, the production costs as a percentage of revenues decreased because E-Z Mining was unable to operate its mines during the fourth quarter of 2003 even though it had ongoing production costs during that period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $10,481,839, or 96,436%, for the year ended December 31, 2004, from $10,858 for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses were 359.9% for the year ended December 31, 2004, as compared to 0.8% for the comparable period in 2003. The increase in selling, general and administrative expenses reflects certain expenses incurred in connection with the acquisition of Quest Minerals & Mining, Ltd. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, the higher selling, general and administrative costs reflect the acquisitions of Gwenco and D&D Contracting. Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees, whereas E-Z Mining was not obliged to incur these same types of cost as a private company. Finally, and most significantly, there were several non-cash expenses, such as our acquisition of an option to purchase a Honduran mining operation, certain equipment valuation adjustments, certain mineral interest valuation adjustments, and asset impairments that resulted in such a large selling, general, and administrative expense.

         Depreciation and amortization. Depreciation expense increased to $99,351, or 40%, for the year ended December 31, 2004, from $71,042 for the year ended December 31, 2003. As a percentage of net sales, depreciation expense was 3.4% for the year ended December 31, 2004, as compared to 0.8% for the comparable period in 2003. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred a stock compensation expense of $21,917,633 for the year ended December 31, 2004, compared to no such expense for the year ended December 31, 2003. This expense resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's Stock Compensation Plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

         Interest expense. Interest expense increased to $668,353 for the year ended December 31, 2004, from no interest for the year ended December 31, 2003. Quest recorded an interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Quest's interest expense also results from obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $38,005,209 for the year ended December 31, 2004, compared to an operating loss of $400,812 for the year ended December 31, 2003. It had higher operating losses in 2004 as compared to 2003 primarily because of the stock compensation expense of $21,917,633 that Quest recorded in connection with the issuance of its stock under the Quest Stock Compensation Plan and to other consultants outside the Plan. Further, it recorded a $4,960,000 expense for issuance of stock to acquire an option to purchase a Honduran mining operation. In addition, Quest recorded interest expense of $487,500 as a result of its issuance of 250,000 shares of common stock to IAB Island Ventures in connection with IAB's loan of $250,000 pursuant to a demand note. Without the stock compensation, option acquisition, and interest expense, the operating loss for 2004 was $10,640,046. This loss increase resulted from Quest incurring additional costs in ramping up production in previously dormant mines, higher labor costs, and from Quest suffering interruptions in its coal mining operations, requiring Quest to temporarily shut down the mines where the interruptions occurred. In addition, Quest incurred additional overhead charges resulting from the acquisition of Quest Minerals & Mining, Ltd., the acquisitions of Gwenco and D&D, the addition of administrative personnel, and the increased administrative cost as a result of being a public company. Finally, there were certain non-cash adjustments such as certain equipment valuation adjustments, certain mineral interest valuation adjustments, and asset impairments that contributed to our net loss.

         Provision for income taxes. Quest incurred operating losses for the year ended December 31, 2004 and for the year ended December 31, 2003. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at December 31, 2004 was $4,857,598. It had cash of $140,779 as of December 31, 2004.

         Quest used $1,675,488 of net cash in operating activities for the year ended December 31, 2004, compared to using $227,260 in the year ended December 31, 2003. Cash used in operating activities for the year ended December 31, 2004 was mainly due its net loss of $38,005,209, and there was also an adjustment of $30,816 due to the reverse merger. The net loss was offset by $21,917,633 in stock compensation, $99,351 of depreciation recognized in 2004, $579,720 in stock issued as interest, $412,918 as stock issued for consulting, $375,000 as stock issued for advertising, $4,960,000 as stock issued to acquire an option to acquire a Honduran mine, $680,250 for a loss on the rescission of D&D Contracting, $216,833 as a loss on equipment valuation, $6,160,948 as a loss on mineral interests valuation, a decrease of $102,708 in account receivables, and an increase of $855,176 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $628,394 for the year ended December 31, 2004, compared to using $149,527 in the year ended December 31, 2003. Cash used by investing activities for the year ended December 31, 2004 resulted from the purchase of equipment of $605,394, and the payment of security deposits in the amount of $23,000.

         Net cash flows provided by financing activities were $2,405,552 for the year ended December 31, 2004, compared to $288,632 provided by financing activities the year ended December 31, 2003. This increase in net cash provided by financing activities is due to Quest's issuance of common stock for net proceeds of $1,895,902 and Quest's borrowing $1,140,338 pursuant to various notes. This increase was offset by repayments of loans of $630,688.

Capital Requirements

         The report of Quest's independent accountants for the fiscal year ended December 31, 2004 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations and from the sale of its securities. In 2004, Quest completed two private placements of common stock, receiving gross proceeds of approximately $1,160,000.

         In addition, through December 31, 2004, Quest has issued an aggregate of approximately 548,235 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was approximately $3.36 per share, and the gross proceeds from non-U.S. persons was approximately $1,839,750. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $735,900, was paid to Quest. The remaining sixty percent (60%), or approximately $1,103,850, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $73,590, as a finder's fee. In total, Quest received thirty-six (36%) of the purchase price, or approximately $662,310, from the shares sold in the Regulation S offering.

         On October 19, 2004, Quest borrowed $250,000 from Professional Traders Funds, LLC and, in connection therewith, delivered a convertible secured promissory note to Professional Traders Funds in the principal amount of $250,000. The note has a term of six months and is secured by a first priority security interest in certain equipment of Quest's indirect subsidiary, Quest Energy, Ltd. The note bears interest at a rate of eight percent (8%) and is convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date; provided, however, that the conversion price shall not be lower than $1.00 per share unless Quest fails to register the shares issuable upon conversion of the note with the Securities and Exchange Commission within one hundred twenty (120) days following the closing date of the loan, in which case the conversion price may be lower than $1.00 per share, and the conversion price shall not be higher than $2.00 per share. In addition, Quest issued to Professional Traders Funds a five-year warrant to purchase up to 250,000 shares of Quest's common stock at an exercise price of $2.00 per share.

         From December 17 through 21, 2004, Quest borrowed an aggregate of $600,000 and, in connection therewith, delivered a series of secured promissory notes in the principal amount of $600,000. The notes have a term of six months and are secured by a security interest in certain assets of Quest's indirect subsidiary, Quest Energy, Ltd. The notes bear interest at a rate of fifteen percent (15%) and become convertible in the event of default at a conversion price of $0.10 per share. In addition, Quest issued to the investors warrants to purchase an aggregate of up to 600,000 shares of Quest's common stock at an exercise price of $1.00 per share. The exercise price of the warrants shall be reduced by fifty percent (50%) in the event of a default under the notes. Quest agreed to register the secondary offering and resale of the shares underlying the warrants in the event that it files a registration statement under the Securities Act. In connection with the offer and sale of the notes and the warrants, Quest engaged Saddle River Associates, Inc., an NASD licensed broker-dealer, as a finder, and issued to Saddle River a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.

         From February 22, 2005 through March 4, 2005, Quest issued an aggregate 41 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $1,025,000, which included $725,000 in cash and cancellation of $300,000 in indebtedness, including the cancellation of $250,000 worth of notes issued to Professional Traders Fund, LLC, as reported on Quest's current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at a conversion price of $0.50 per share. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B Warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Greenwood will receive a ten percent (10%) cash commission on the sale of the units, which, to date, is a total of $102,500.

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

         Quest intends to retain any future earnings to pay its debts, finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Item 7.  FINANCIAL STATEMENTS

         The financial statements and related notes for Quest are contained on pages F-1 to F-15 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         See Quest's Current Report on Form 8-K filed on April 1, 2004.

Item 8A. CONTROLS AND PROCEDURES.

         Quest carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that Quest's disclosure controls and procedures are not effective to ensure that information required to be disclosed in Quest's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. For purposes of increasing the effectiveness of its disclosure controls and procedures, Quest has retained the services of a forensic accountant to quantify any alleged embezzlements and is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

         There has been no change in Quest's internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                         QUEST MINERALS AND MINING CORP.

                              FINANCIAL STATEMENTS

                                December 31, 2004

                         QUEST MINERALS AND MINING CORP.




                                     INDEX
                                     -----



                                                                          PAGE

       INDEPENDENT AUDITORS' REPORT                                          F2

       BALANCE SHEET                                                         F3

       STATEMENTS OF OPERATIONS                                              F4

       STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)                      F5

       STATEMENTS OF CASH FLOWS                                              F6

       NOTES TO FINANCIAL STATEMENTS                                     F7-F15

                                       F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quest Minerals & Mining Corp.

We have audited the accompanying consolidated balance sheet of Quest Minerals & Mining Corp. as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining Corp. at December 31, 2004 and the results of its' operations and cash flows for each of the years in the two years then ended in conformity with U.S. generally accepted accounting.



The accompanying financial statements have been prepared assuming that Quest Minerals & Mining Corp. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kempisty & Company CPAs, P.C.


Kempisty & Company
Certified Public Accountants PC
New York, New York
June 10, 2005

                                       F2

                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004



                          ASSETS

Current Assets
   Cash                                                            $    102,220
   Receivables                                                           38,559
                                                                   ------------
      Total current assets                                              140,779


Mineral interests (Note 2)                                            5,224,057
Equipment, net (Note 5)                                                 434,404
Security deposits                                                        23,000
Other receivables, net (Note 6)                                         668,000
Deferred stock option/warrant issuance, net (Note 10)                   903,068
                                                                   ------------

         TOTAL ASSETS                                              $  7,393,308
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 7)                   $  2,195,775
  Loans payable (Note 8)                                              1,243,203
  Bank loans (Note 8)                                                 1,100,365
  Related party loans (Note 8)                                          359,034
                                                                   ------------

         TOTAL CURRENT LIABILITIES                                    4,898,377

Other Liabilities
  Unearned revenues (Note 7)                                            668,000
  Long-term liabilities (Note 8)                                        100,000
                                                                   ------------


         TOTAL LIABILITIES                                            5,666,377

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 1,000,000 shares                    1,000
    SERIES B - issued and outstanding 386,275 shares                        386

  Common stock, par value $0.001, 250,000,000 shares authorized;
    issued and outstanding 46,271,233 shares                             46,272

  Equity held in escrow (Note 10)                                      (262,500)

  Paid-in capital                                                    40,669,688
  Accumulated Deficit                                               (38,727,915)
                                                                   ------------

Total Stockholders' Equity                                            1,726,931
                                                                   ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  7,393,308
                                                                   ============

                       See Notes to Financial Statements.

                                       F3

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2004 and 2003


                                                      2004             2003
                                                  ------------     ------------
Revenue:
   Coal Revenues                                  $  2,912,574        1,309,833
   Interest and Other                                       --              623
                                                  ------------     ------------

          Total Revenues                             2,912,574        1,310,456
                                                  ------------     ------------

Expenses:
   Stock compensation                               21,917,633               --
   Production costs                                  2,050,357        1,629,368
   Selling, general and administrative              10,481,839           10,858
   Mining Option                                     5,020,000
   Loss on rescission                                  680,250
   Interest                                            668,353               --
   Depreciation and Amortization                        99,351           71,042
                                                  ------------     ------------

          Total Operating Expenses                  40,917,783        1,711,268
                                                  ------------     ------------

Loss from Operations                               (38,005,209)        (400,812)

Provision for Income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $(38,005,209)    $   (400,812)
                                                  ============     ============


Basic and diluted loss per common share           $      (0.97)    $      (0.02)
                                                  ============     ============

Weighted average common shares outstanding          39,246,163       22,535,642
                                                  ============     ============

                       See Notes to Financial Statements.

                                       F4

                          QUEST MINERALS & MINING CORP.

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                 For the years ended December 31, 2004 and 2003

                            Common Stock              Preferred Stock         Additional
                                                                               Paid-in        Escrow
                        Shares        Amount        Shares        Amount       Capital     Common Stock     Deficit       Totals
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at
 January 1, 2003       22,535,642        22,536            --            --       307,742            --      (305,842)       24,436

Net loss                       --            --            --            --            --            --      (416,864)     (416,864)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balances at
 December 31, 2003     22,535,642        22,536            --            --       307,742            --      (722,706)     (392,428)

Common Stock issued
 for Advertising          150,000           150                                   374,850                                   375,000

Common Stock issued
 for Consulting           191,667           192                                   412,726                                   412,918

Common Stock issued
 for Interest             150,000           150                                   487,350                                   487,500

Common Stock issued
 for Acquisition        2,050,000         2,050                                 6,557,950                                 6,560,000

Sale of Common Stock
 under Section 4(2)
 and/or REG-D           1,616,990         1,617                                 1,374,083                                 1,375,700

Sale of Common Stock
 under REG-S              423,045           423                                   611,997                                   612,420

Stock compensation     17,500,000        17,500                                21,902,053                                21,919,553

Preferred Stock B
 issued for Acquisition                             1,386,275         1,386     3,055,211                                 3,056,597

Preferred Stock A
 issued for Acquisition                             2,000,000         2,000     6,000,000                                 6,002,000

Common Stock Returned
 to Treasury                 (800)           (1)                                   (1,919)                                   (1,920)

Common Stock
 (Outstanding)
 Rescinded               (500,000)         (500)                               (1,599,500)                               (1,600,000)

Common Stock issued
 under Rule 144           150,000           150                                   262,350                                   262,500

Preferred Stock B
 converted into
 common stock           1,000,000         1,000    (1,000,000)       (1,000)           --                                        --

Preferred Stock A
 converted into
 common stock           1,004,689         1,005    (1,000,000)       (1,000)           (5)                                       (0)

Stock Option /
 Warrants                                                                         924,800                                   924,800

Equity held in escrow                                                                          (262,500)                   (262,500)

Net Loss for twelve
 months ended
 December 31, 2004                                                                                        (38,005,209)  (38,005,209)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

                       46,271,233  $     46,272     1,386,275   $     1,386    40,669,688  $   (262,500) $(38,727,915) $  1,726,931
                     ============  ============  ============  ============  ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                       F5

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Twelve Months Ended
                                                                           December 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Operating Activities
--------------------
   Net loss                                                       $(38,005,209)   $   (400,812)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                         99,351          71,042
   Stock compensation                                               21,917,633
   Stock issued for interest                                           579,720
   Stock issued for Consulting                                         412,918
   Stock issued for Advertising                                        375,000
   Stock issued for Option                                           4,960,000
   Loss on recission                                                   680,250
   Loss on equipment valuation                                         216,833
   Loss on mineral Interests valuation                               6,160,948
   Reverse Merger adjustment                                           (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                  102,708          60,983
   Increase (decrease) in accounts payable and accrued expenses        855,176          41,527
                                                                  ------------    ------------
   Net cash used by operating activities                            (1,675,488)       (227,260)

Investing Activities
--------------------
   Mine Development                                                         --        (101,481)
   Equipment purchased                                                (605,394)        (48,046)
   Security deposits                                                   (23,000)
                                                                  ------------    ------------
   Net cash used by investing activities                              (628,394)       (149,527)

Financing Activities
--------------------
   Sale of Common Stock                                              1,895,902
   Repayments                                                         (630,688)        328,505
   Borrowings                                                        1,140,338         (39,873)
                                                                  ------------    ------------
   Net cash provided by financing activities                         2,405,552         288,632
                                                                  ------------    ------------
   Increase (decrease) in cash                                         101,670         (88,155)
   Cash at beginning of period                                             550          88,705
                                                                  ------------    ------------
   Cash at end of period                                          $    102,220    $        550
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $     24,282    $      2,919
                                                                  ============    ============
     Commissions                                                       192,925              --
                                                                  ============    ============
     Income taxes                                                 $         --    $         --
                                                                  ============    ============

  Stock issued during year for:
     Consulting                                                   $    412,918    $         --
                                                                  ============    ============
     Stock compensation                                             21,917,633
                                                                  ============    ============
     Interest                                                          579,720
                                                                  ============    ============
     Mining option                                                   4,960,000
                                                                  ============    ============
     Advertising                                                       375,000              --
                                                                  ============    ============

                       See Notes to Financial Statements.

                                       F6

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 1-  ORGANIZATION AND OPERATIONS

         Quest Minerals & Mining Corp., (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. The company subsequently changed its name to Tillman International, Inc. then Quest Minerals & Mining Corp. The Company is currently mining its property in Eastern Kentucky and looking to acquire additional coal properties.

         Acquisitions

         Effective February 9, 2004 Quest Minerals and Mining Ltd. ("Quest") (a subsidiary of Quest Mining & Minerals Corp.) the parent company of EZ Mining Co., Inc. ("EZ") entered into an agreement with Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompanying consolidated financial statements give effect to this reverse merger.

         On April 28, 2004 the Company acquired Gwenco, Inc with an agreement to issue 1,600,000 shares of series B convertible preferred stock (subject to adjustments) with a $2.50 per share liquidation preference and the assumption of approximately $1,700,000 in liabilities. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1.7 million. Gwenco, Inc. owns coal leases in eastern Kentucky.

         On June 15, 2004 the Company acquired D&D Contracting, Inc.("D&D") with an agreement to issue 500,000 shares of common stock along with an employment contract signed with the former managing director to include an undetermined amount of stock options to be issued in the future. D&D has a mining contract to mine a leased property containing 20 million tons of coal reserves for which it will receive a fixed fee per ton. Subsequently, an employment contract was signed with the former managing director of D&D involving a fixed salary along with a 400,000 stock option purchase.

         On July 14, the company agreed to purchase an option transfer to acquire all of the outstanding equity interest of a third party Mining Company. In exchange for the right to exercise this option, the company agreed to make a cash payment of $60,000 plus issue 1,550,000 common shares to the original option holder. At market share valuation, the company expensed this issuance at $4,960,000. A post-closing cancellation clause in the agreement allows these shares to be rescinded based on the following: (a) If the Company is unable to exercise the option on or before December 31, 2005 notwithstanding all reasonable efforts to do so, or (b) If after exercising the option and investing a minimum of $250,000 into the mining operation, the company is unable to generate at least an equal return on investment within 12 months, 775,000 shares shall be re-conveyed back to the company.

         On September 20, the company formed a subsidiary called Quest Marine Terminal in order to facilitate the acquisition of a barge loadout facility. The company agreed to issue payment of $30,000 cash as an initial deposit to acquire the leasing rights this barge loadout facility located in Kentucky. The term of the agreement consists of a five (5) year lease renewable up to five (5) additional terms. This essentially works out to a 25 year arrangement. The facility will allow the company to sell, transfer, store, crush, grade, process, wash and load its own coal as well as broker these services to other mining operations. The cash was paid in October of 2004.

         On November 1, 2004, the company rescinded its original transaction with D&D Contracting Co. As part of the agreement the company reversed the outstanding issuance of 500,000 shares of common stock. There was no loss valuation assigned to these shares as they had only been booked as a reconciliation entry. Additional terms included the cancellation of the original employment and warrant option agreement with the managing director; A two(2) year lease arrangement for the existing equipment purchased by Quest; A limited 2 Million ton royalty arrangement at $.25/ton; and the assumption of all existing liabililties to include but not limited to the debt with Landmark and payroll taxes.

                                       F7

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 2-  SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of Quest Minerals & Mining Corp and its wholly owned subsidiaries, Quest Mineral & Mining Ltd., Quest Energy Ltd. , EZ Mining Co., Inc. , Taylor Mining, Ltd., Gwenco, Inc. and Quest Marine Terminal (collectively the Company). NOTE: The consolidated information also incorporates all activity of D&D Contracting, Inc. up to the rescission date of November 1, 2004 All significant intercompany transactions and balances have been eliminated in consolidation.

         Management Estimates

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

         Mining Acquisition Costs

         The costs to obtain any interest in third-party mining operations are expensed unless significantly proven reserves can be established for the entity. At that point, capitalization would occur.

                                       F8

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 2-  SIGNIFICANT ACCOUNTING POLICIES (continued)

         Mining Equipment

         Mining Equipment is recorded at cost. Expenditures which extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining Equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 15 years.

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

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2004. The Company had no securities available-for-sale at December 31, 2004.

         Earnings loss per share

         The Company adopted SFAS No. 128, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.

         Reverse Stock Split

         On January 29, 2004 the Company effected a 1-for-100 reverse stock split. All share and per share information included in these financial statements have been adjusted to reflect this reverse stock split.

         Other Recent Accounting Pronouncements

         The company does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any material impact on its financial statements.

                                       F9

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 3-  GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $416,864 and $279,237 for the years ended December 31, 2003 and 2002 and had a working capital deficit of $656,426 at December 31, 2003. For the year ended December 31, 2004 the company had a net loss of $38,005,209, of which $21,917,633 was due to stock compensation expenses. The December 31, 2004 working capital deficit is $4,857,599. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production. Currently, the company is in the process of raising additional funding to achieve its operational goals.

Note 4-  OPERATING AGREEMENTS

         On July 23, 2003, the Company entered into an operating agreement ("the Agreement") with the coal leaseholder to assume the responsibilities under the coal lease for its Burning Fork coal property. The Agreement requires the Company to pay the leaseholder coal royalties as defined in the Agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of the Company. On July 23, 2004 these leases expired. The company is in an ongoing month to month arrangement.

         As a result of the Gwenco acquisition, the company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of year end December 31, 2004 Gwenco owed approximately $336,679 in lease payments.

Note 5-  EQUIPMENT

         Equipment consisted of the following:

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

         Mining equipment                          $    796,820    $    323,446
         Office equipment                                 3,869
         Less accumulated depreciation                 (366,285)       (110,396)
                                                   ------------    ------------

         Equipment - net                           $    434,404    $    213,050
                                                   ============    ============

         The company depreciates its mining equipment over a 15 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used.

Note 6-  OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

         D&D Contracting, Inc.*                    $    678,349    $         --
         Other                                            6,788
         Less allowance                                 (17,137)             --
                                                   ------------    ------------

         Other receivables - net                   $    668,000    $         --
                                                   ============    ============

         *The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The company holds an equipment lease and a limited royalty agreement totaling $668,000; Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The company has booked an allowance against this amount.

                                       F10

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 7-  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                   December 31,   December 31,
                                                       2004           2003
                                                   ------------   ------------
         Accounts payable                          $    728,076   $    263,555
         Accrued royalties payable-operating            554,503        171,391
         Accrued Bank Claim*                            650,000             --
         Accrued taxes                                  195,091             --
         Accrued interest                                66,101          3,125
         Accrued expenses                                 2,004          1,400
                                                   ------------   ------------
                                                      2,195,775        439,471

         Unearned Revenues**                            668,000             --

                                                   $  2,863,775   $    439,471
                                                   ============   ============

         *At year-end, the corporate bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against Quest by existing bank employees, allowances have been accrued until a resolution can be determined.

         **As part of the rescission agreement with D&D on November 1, 2004, the company posted receivables based on a two year lease agreement for equipment still owned as well as a limited 2 million ton royalty payout of $.25/ton. Management has initiated a liability allowance until the receivables are recognized.

Note 8-  NOTES PAYABLE

         Notes payable consist of the following:

                                                                       December 31,   December 31,
                                                                           2004           2003
                                                                       ------------   ------------
          E-Z MINING CO., INC.:
             0% Notes payable (a) - I.-III                             $    202,864   $    253,500

          QUEST MINERALS & MINING CORP
             0% Notes payable to IAB ( c)                                   250,000
             8% Notes payable to TRADERS FUND, LLC (e)                      250,000
            15% Notes payable to GROSS FOUNDATION (f)                       300,000
            15% Notes payable to AF CAPITAL, LLC (g)                        300,000

          QUEST ENERGY, LTD:
            18% Employee Notes (d)                                           40,339

          GWENCO, INC.: (Bank Loans)
            10% Notes payable to Duke Energy Merchants (h)                  747,893
             6% Note payable to National City Bank of Kentucky (h)          267,907
          91/2% Note payable to National City Bank of Kentucky (h)           84,565

          GWENCO, INC.: (Related-Party Loans)
             0% Notes Due Officers (I)                                       84,034
             6% Notes payable to Scott Whitson (b)                          275,000
                                                                       ------------   ------------
                                                                          2,802,602        253,500


             Less current portion                                         2,702,602        143,500
                                                                       ------------   ------------

             Long-Term Debt:                                                100,000        110,000
                                                                       ============   ============

                                       F11

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 8-  NOTES PAYABLE (continued)

         (a) - I. On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. As of December 31, 2004, payments totaling $10,000 had been made. The Company estimates this liability at $110,000, of which $10,000 is considered current.

         (a) - II. On December 22, 2003, the Company under a lease-purchase agreement acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003 and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 byout is payable after the $38,000 has been paid. As of December 31, 2004, the loan was in default. Currently, the equipment is being held by the seller until further payments can be made.

         (a) - III. The remaining payables consist of various third parties related to the former CFO of the company. They are notes due on demand, which carry a 0% rate of interest.

         (b). On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the company assumed a liability it had previously guaranteed of $300,000 obligated to a former shareholder of Gwenco who had previously purchased the remaining 50% of the company stock from a former Co-Shareholder. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of December 31, 2004, the company had only made a partial payment of $25,000 and was in default. The company has since satisfied the delinquency and has maintained their current payment schedule.

         (c). On July 15, 2004, Quest Minerals & Mining signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.

         (d). On September 20, 2004, several company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. As of December 31, 2004, the company continues to make monthly payments against the loans.

         (e). On October 6, 2004, Quest Minerals & Mining Corp. obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The company collateralized this loan with a Convertible Promissory Note along with 250,000 common stock Warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the company has pledged a portion of their equipment to the third party under the UCC guidelines.

         (f). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights.

         (g). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with AF CAPITAL for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights.

         (h). These Gwenco notes are in default and are past due. The company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by Quest Minerals & Mining, Ltd. On April 28, 2004. The former stockholder has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

         (I). As of December 31, 2004, The President and CEO had loaned the company $84,034. The loan carries a 0% rate of interest.

                                       F12

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 9-  INCOME TAXES

         Due to the company's net loss there was no provision for income taxes.

         The Company has net operating loss carry forwards for income tax purposes of approximately $38,700,000 at December 31, 2004, and $700,000 at December 31, 2003. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2015. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         Deferred tax asset:                       December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

         Net operating loss carry forward          $ 16,600,000    $    700,000
         Valuation allowance                       $(16,600,000)   $   (700,000)
                                                   ------------    ------------

         Net deferred tax assets                   $         --    $         --
                                                   ============    ============

         The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2004.

         SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its defferd tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

Note 10- PREFERRED STOCK

         Each share of Quest Minerals (Nevada) Series A preferred stock is convertibl, Questahasximum of five (5) shares of Quest common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of Quest common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004

         The Series A Preferred Stock has no voting rights.

         Effective October 5, 2004, 1,000,000 shares of the Series A preferred stock were converted into 1,004,689 shares of Quest common stock..

         Each share of Quest Minerals (Nevada) Series B preferred stock is convertib2.50nperoshashares of Quest common stock, subject to proportional adjustment for stock-splits, stock dividends, and recapitalizations. The Series B preferred stock is convertible at the option of the holder, but shall be automatically converted into Quest common stock, at the then applicable conversion price, in the event that, during any period of fifteen (15) consecutive trading days, the average closing price per share of Quest's common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments). The holders of the Series B preferred stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A preferred stock. The holders of the Series B preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $

         On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of Quest common stock..

Note 11- COMMON STOCK

         On February 6, 2004 the Company issued 17,500,000 shares of its common stock pursuant to its 2004 Stock Compensation Plan.

         On February 9, 2004 the Company issued 22,500,000 shares of common stock in exchange for all of the outstanding shares of Quest-Nev in a transaction accounted for as a reverse merger.

         During the quarter ended March 31, 2004 the Company sold 400,000 restricted common shares for $0.25 per share for proceeds of $100,000. The Company, subsequently sold 550,000 restricted common shares at $1.00 per share for proceeds of $550,000.

         On April 28, 2004 the Company agreed to issue 1,600,000 shares of series B convertible preferred stock to acquire Gwenco, Inc., a mining operation owning coal leases in eastern Kentucky. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1.7 million originally agreed upon in the stock purchase agreement.

         During the quarter ended June 30, 2004 the Company sold 510,000 restricted common shares at $1.00 per share for proceeds of $510,000. Additionally, the company issued 191,667 shares for advertising and consulting services. The company expensed the shares at a current market value totaling $510,418.

         During the quarter ended June 30, 2004 the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the company to foreign investors under REG-S. Under this agreement, the company would receive 40% of the shares sold at the offer-price. The unrelated third party would receive the remaining 60%. The company subsequently sold 391,245 shares for net proceeds of $520,200. A 10% finders fee of the net proceeds went to another unrelated third party and was expensed to consulting.

         On July 14, the company issued 1,550,000 common shares as part of an Option Transfer Agreement which, if exercised, would give the company all of the outstanding equity interests of another Mining Company. The agreement also included a $60,000 cash payment. At market share valuation, the company expensed this issuance for $4,960,000.

         On July 15, 2004 the company entered into a loan agreement with an unrelated third party in which a promissory note of $250,000 was issued at a rate of 0% (payable upon demand); as well as 150,000 shares of common stock booked to the company as interest.

         During the quarter ended September 30, 2004 the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the company to foreign investors under REG-S. Under this agreement, the company would receive 40% of the shares sold at the offer-price. The unrelated third party would receive the remaining 60%. The company subsequently sold 156,990 shares for net proceeds of $215,700. A 10% finders fee of the net proceeds went to another unrelated third party and was expensed to consulting.

                                       F13

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 11- COMMON STOCK (Continued)

         On September 30, 2004 the company issued 31,800 shares valued at $92,188 to investors as per a penalty agreed to from the original Reg-D Filing.

         On October 22, 2004 the company received 800 shares of common stock that were issued under a wrong name. The company reduced its paid-in capital by $1,920.

         On November 1, 2004, the company reversed its outstanding issuance 500,000 shares of common stock due to its rescission agreement with D&D Contracting. There was no loss valuation assigned to these shares as they had only been booked as a reconciliation entry.

         On November 22, 2004, the company issued 150,000 shares of common stock valued at $262,500 to reduce existing accrued royalties. As of December 31, 2004 the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the company has accrued the valuation against the Paid-in Capital.

         On December 23, 2004 the company issued 150,000 shares of common stock valued at $277,500 to a third party consulting firm for services rendered.

Note 12- STOCK OPTION / WARRANTS

                                                                            December 31,      December 31,    December 31,
         Stock Option / Warrant issuances consist of the following:            2004              2004            2004
                                                                               ----              ----            ----
                                                                              Warrants      Exercise price     Valuation
         October 6, 2004 issuance of 250,000 warrants; expiration 2009*       250,000        $       2.00    $    380,000
         December 17, 2004 issuance of 600,000 warrants; expiration 2009**    600,000        $       1.50    $    544,800
            Less Amortization                                                                                     (21,732)
                                                                            ---------------------------------------------
                                                                              850,000        $                    903,068
                                                                            ============                     ============

         *On October 6, 2004, Quest Minerals & Mining Corp. obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The company collateralized this loan with a Convertible Promissory Note along with 250,000 common stock Warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. The Warrants were valued at $380,000 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2009.

         **On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with Gross Foundation and AF Capital; each for $300,000 due on June 17, 2005. As additional compensation to the lenders, the company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. The Warrants were valued at $544,800 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2009.

Note 13- STOCK COMPENSATION PLAN

         During January 2004 and prior to the reverse merger, Quest-Utah approved the 2004 Stock Compensation Plan for employees and consultants ("the Plan"). In February 2004 as part of the plan 17,500,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements The fair value of the shares of $21,875,000 was recorded as deferred compensation expense to be amortized over the period of the consulting agreement. These shares were issued pursuant to a Form S-8 registration statement. As of December 31, 2004 the company has amortized the entire amount to stock compensation expense.

Note 14- RELATED PARTY TRANSACTIONS

         Periodically, the officers of the company will insert operational funding from their personal finances as a short-term, 0% loan. As of December 31, 2004, the company carries an outstanding loan of $84,034.

         On January 28, 2005, the Vice President of Quest Minerals and Mining Co. loaned the company $28,500 in order to satisfy a debt payment that had accrued. The loan was fully reimbursed as of March 9, 2005.

         The Company acquires administrative services from a third party consulting company owned by the son of its vice president. As of December 31, 2004 the company paid $33,000 in cumulative fees for services rendered.

                                       F14

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Note 15- COMMITMENTS AND CONTINGENCIES

         The Company is subject to certain asserted and unasserted claims encountered in a fraud action committed by former employees of the Company against a local bank. It is the Company's belief that the resolution of these matters will not have a material adverse effect on the financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.

         On or about December 21, 2004 Quest terminated its Chief Financial Officer for cause, as Quest had reason to believe he had participated in a bank fraud scheme. The Chief Financial Officer's replacement has not been appointed at this time.

         Upon initial completion of an audit by counsel retained by Quest for that purpose, among others, it has been determined that approximately over $700,000 has been embezzled by former employees of Quest and its indirect wholly-owned subsidiary, Quest Energy, Ltd., including Quest's former Chief Executive Financial Officer and Quest Energy's former President, Fred Runyon, and assisted by others who conspired with them. At this time, Quest is unable to quantify the scope of the fraud or the impact that the fraud will have on its financial statements. Quest has retained a forensic accountant to quantify the scope fo the fraud.

         Quest believes that the fraud will not impair its ongoing effort to increase production at its active mine in Pike County, Kentucky. In the short term, however, as an indirect result of this embezzlement, Quest currently lacks sufficient working capital to operate its active mine in Pikeville, Kentucky and has temporarily shut down operations at this facility. Quest anticipates that it will receive equity financing and/or debt financing in the form of a private placement, or public offering to provide additional working capital, and it believes that it will be successful in obtaining additional working capital. However, it is possible that Quest will be unable to obtain additional financing on acceptable terms or at all. In the event that Quest is successful in obtaining additional working capital, it anticipates that it will generate positive cash flows from the operation of the mines at its Gwenco subsidiary by the third quarter of 2005. Quest also holds other coal leases in the same area

         In light of these occurrences and due in part to the apparent participation of its former Chief Financial Officer in this scheme, Quest has determined that the design and operation of its disclosure controls and procedurees, as defined in Exchange Act Rule 13a-14(c) have not been effective to ensure that information required to be disclosed in its Echange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. Quest is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

Note 16- SUBSEQUENT EVENTS

         On February 22, 2005 the company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock and one (1) Series B Warrant. Each Series B Warrant is convertible into one
         (1) share of common stock. The company catagorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction.

         On October 6, 2004, Quest Minerals & Mining Corp. obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The company collateralized this loan with a Convertible Promissory Note along with 250,000 common stock Warrants excercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the company has pledged a portion of their equipment to the third party under the UCC guidelines. Subsequently, on February 22, 2005 this promissory note was satisfied with the funds received from the Unit deal transaction. Additionally, the warrants originally issued were changed to an exercise price of $.75.

         On March 4, 2005 the company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock. The company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction.

         On May 11, 2005, a third party complaint against Quest and its subsidiary Taylor Mining seeking payment of certain obligations owed to it by Gwenco and Albert Anderson, a former director. Anderson has recently filed a fourth party complaint against Quest seeking control of the mine and/or damages for fraud in the inducement of the Gwenco purchase agreement. The Company believes that it has meritorious defenses, and counterclaims, against Anderson. The Company has been defending the Duke litigation for about one year and believes that that portion of the litigation will be settled for a modest discount on the amount owed to Duke. Certain allegations could result in forfeiture of control of the mine. While the Company believes that it has meritorious defenses and set-offs against Anderson, an adverse ruling would materially and adversely affect the Company and could result in the loss of the Company's sole operating mine.

                                       F15

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

         Our executive officers and directors, the positions held by them, and their ages are as follows:

       Name                 Age                     Position
----------------------   ---------   -------------------------------------------

William R. Wheeler          55         Chairman of the Board of Directors,
                                       President, Chief Executive Officer, and
                                       Chief Financial Officer

Eugene Chiaramonte, Jr.     60         Vice President, Secretary, and Director

         William R. Wheeler is Quest's President, Chief Executive Officer, Chief Financial Officer, and the Chairman of the Board. Mr. Wheeler was appointed to these positions in February, 2004, except that Mr. Wheeler became the Chief Financial Officer on January 1, 2005. Mr. Wheeler has been developing coal mine opportunities in eastern Kentucky and southwestern West Virginia since 2002. In 1990, Mr. Wheeler founded Spinnaker Associates, a consulting firm for emerging companies, and he has operated Spinnaker from 1990 to the present. From 1976 to 1990, Mr. Wheeler operated Buckeye Petroleum, Inc., a company which Mr. Wheeler founded and which was involved with drilling over 350 oil and gas wells, with offices in Ohio, Oklahoma, and Lousiana. Mr. Wheeler received an AM degree in Geology from Harvard University in 1972 and an MBA from Harvard Business School in 1974.

         Eugene Chiaramonte, Jr. is Quest's Vice President and Secretary and is one of Quest's directors. Mr. Chiaramonte was appointed to these positions in February, 2004. From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group. He assumed the position of secretary and treasurer of the Auxer Group in 1998. Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group's subsidiary, CT Industries from June 1994 through 2003. Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999. Mr Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000.

Information about our Board and its Committees.

         Our Board of Directors has not established any committees, since there are only two directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2004, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that William R. Wheeler and Eugene Chiaramonte, Jr. have not filed any Form 4s relating to the disposition of 1,200,000 and 605,000 shares, respectively.

Code of Ethics

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics.

Requests may be directed to our principal executive offices at 9810 Meta Highway, Suite 2, Pikeville, Kentucky 41501.

Recent Changes

         In December, 2004, Quest terminated its Chief Financial Officer, Fred Runyon, for cause, as Quest had reason to believe that Mr. Runyon had participated in an alleged scheme to misappropriate bank funds. Mr. Runyon's replacement as Chief Financial Officer has not been appointed at this time. Quest Energy, Ltd., an indirect, wholly-owned subsidiary of Quest, also terminated Mr. Runyon as President of Quest Energy. Quest Energy has appointed Larry Tackett II as its new President.

         On March 24, 2005, the board of directors asked Albert Anderson to resign as a director of Quest, and on April 4, 2005, Mr. Anderson submitted his resignation. In connection with his resignation, Mr. Anderson alleged that Quest has defaulted under the Stock Purchase Agreement by and between Quest, Gwenco, Inc., and the former stockholders of Gwenco, which includes Mr. Anderson. Quest has denied Mr. Anderson's allegations, believes that the allegations are baseless and without merit, and further believes that it has several claims against Mr. Anderson which it could assert.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2004, 2003, and 2002.

                                          Annual Compensation                      Long-Term Compensation
                          ---------------------------------------------------- --------------------------------
                                                                                               Common Shares        All
                                                                                Restricted       Underlying        Other
                                                               Other Annual       Stock       Options Granted      Compen
   Name and Position       Year      Salary         Bonus      Compensation     Awards ($)       (# Shares)       -sation
------------------------- -------- -----------    ---------- ----------------- -------------  -----------------  -----------
William R. Wheeler         2004     $ 62,000         -0-           -0-             -0-                -0-           -0-
Chairman, President and    2003     $      0         -0-           -0-             -0-                -0-           -0-
Chief Executive Officer    2002     $      0         -0-           -0-             -0-                -0-           -0-

Eugene Chiaramonte, Jr.    2004     $ 62,000         -0-           -0-             -0-                -0-           -0-
Vice President             2003     $      0         -0-           -0-             -0-                -0-           -0-
and Secretary              2002     $      0         -0-           -0-             -0-                -0-           -0-

Fred Runyon, Jr.           2004     $101,709         -0-           -0-             -0-                -0-           -0-
Former Chief Financial     2003     $      0         -0-           -0-             -0-                -0-           -0-
Officer                    2002     $      0         -0-           -0-             -0-                -0-           -0-

Silvestre Hutchinson       2004     $      0         -0-           -0-             -0-                -0-           -0-
Former Chief Executive     2003     $      0         -0-           -0-             -0-                -0-           -0-
Officer                    2002     $      0         -0-           -0-             -0-                -0-           -0-

Wallace T. Boyack          2004     $      0         -0-           -0-             -0-                -0-           -0-
Former Chief Executive     2003     $      0         -0-           -0-             -0-                -0-           -0-
Officer                    2002     $      0         -0-           -0-             -0-                -0-           -0-

Option Grants and Exercises

         There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

         Quest currently does not have any employment agreements with its directors or officers, although it may enter into such agreements with certain of its officers at a later date.

Compensation of Directors

         All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting Quest's business. From time to time, Quest may engage certain members of the board of directors to perform services on Quest's behalf. In such cases, Quest compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Stock Compensation Plan

         In February, 2004, Quest's board of directors adopted its 2004 Stock Compensation Plan. The purpose of the plan is to encourage and enable Quest's officers, employees, directors, consultants, advisors, and other key persons, as well as those of Quest's subsidiaries, upon whose judgment, initiative and efforts Quest largely depends for the successful conduct of its business, to acquire a proprietary interest in Quest. It is anticipated that providing such persons with a direct stake in Quest's welfare will assure a closer identification of their interests with those of Quest, thereby stimulating their efforts on Quest's behalf and strengthening their desire to remain with Quest.

         The total number of shares of common stock available for grants of stock options and compensation stock under the plan is 17,500,000 shares of Quest's common stock. These shares may include authorized but unissued shares or shares Quest reacquired at any time. The number of shares of common stock reserved for issuance under the plan is subject to equitable adjustments for any recapitalizations, mergers, consolidations, stock dividends, split-ups, combinations, exchanges or any other similar changes which may be required to prevent dilution. As of the date of this report, Quest has issued 17,500,000 shares of common stock under the plan. No stock options have been granted under the plan.

         Quest's plan is administered by a committee appointed by its board of directors or, in the absence of such a committee, by the entire board. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Common Stock Ownership of Certain Beneficial Owners and Management" in Quest's 2004 Information Statement is incorporated herein by reference.

         The following table sets forth certain information regarding the beneficial ownership of Quest's common stock as of the date of this report by the following persons:

              1 each person who is known to be the beneficial owner of more than five percent (5%) of Quest's issued and outstanding shares of common stock;

              2      each of Quest's directors and executive officers; and

              3      all of Quest's directors and executive officers as a group.

                                                       Number Of Shares
                Name And Address                      Beneficially Owned          Percentage Owned
                ----------------                      ------------------          ----------------
         William R. Wheeler (1)....................        10,000,000                   21.0%
         Eugene Chiaramonte, Jr. (2)...............        10,595,000                   22.3%
         Bluewater Partners, S.A. (3)..............         3,500,000                    7.4%

         All directors and officers as a group.....        20,595,000                   43.3%

           (1) The address is 9810 Meta Highway, Suite 2, Pikeville, Kentucky 41501.
           (2)  The address is 18B East 5th Street, Paterson, NJ 07524.
           (3)  The address is P.O. Box 31485 SMB, Grand Cayman, Cayman Islands.

         Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 9, 2004, Quest acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Quest issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada). In addition, Quest agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares. Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Quest and one of its former directors, were cancelled. Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Quest. In this plan of reorganization, Quest issued an aggregate of 22,400,000 shares of common stock to Messrs. Wheeler and Chiaramonte.

         Quest acquires administrative services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., the Vice President and Secretary of Quest. In 2004, Quest paid $33,000 in fees to this consulting company for services rendered.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         --------

Exhibit No.                Description
-----------                -----------

10.1* Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004

10.2** Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004.

10.3***           Lease Agreement between Monday Coal, LLC and Quest Marine
                  Terminal, Ltd.

21.1              Subsidiaries of Quest Minerals and Mining Corp.

31.1              Certification of William R. Wheeler pursuant to Rule 13a-14(a)

32.1              Certification of William R. Wheeler pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

* Filed as an exhibit to a Current Report on Form 8-K filed on February 24, 2004, incorporated herein by reference.

** Filed as an exhibit to a Current Report on Form 8-K filed on May 6, 2004, incorporated herein by reference.

*** Filed as an exhibit to a Current Report on Form 8-K filed on November 22, 2004, incorporated herein by reference.

------------------

(b)      Reports on Form 8-K
         -------------------

         None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

         Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2005. Kempisty & Company Certified Public Accountants P.C. previously audited our consolidated financial statements for the fiscal year ended December 31, 2004 and 2003.

Audit Fees

         Kempisty & Company billed us $50,000 in fees for our 2004 annual audit and the review of our quarterly financial statements for 2004, and $24,500 in fees for our 2003 annual audit.

Audit-Related Fees

         We did not pay any fees to Kempisty & Company for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax Fees

         We did not pay any fees to Kempisty & Company for tax compliance, tax advice or tax planning in 2004 or 2003.

All Other Fees

         We did not pay any fees to Kempisty & Company for any registration statement work, tax services, or any other fees in 2004 or 2003.

Pre-Approval Policies and Procedures

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Kempisty & Company and the estimated fees related to these services

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                QUEST MINERAL AND MINING CORP.


                                By: /s/ WILLIAM R. WHEELER
                                    ------------------------------------------
                                    William R. Wheeler, Chairman, President,
                                    Chief Executive Officer, and Chief Financial
                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                             Title                           Date
--------------------------------------------------------------------------------


/s/ WILLIAM R. WHEELER          Chairman of the Board, President,  June 10, 2005
---------------------------     Chief Executive Officer, and
William R. Wheeler              Chief Financial Officer



/s/ EUGENE CHIARAMONTE, JR.     Vice President, Secretary,         June 10, 2005
---------------------------     and Director
Eugene Chiaramonte, Jr.