Form 10QSB
period 2005-03-31
Quest Minerals & Mining Corp
filed 2005-06-23
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________


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

                           9810 Meta Highway, Suite 2
                            Pikeville, Kentucky 41501
                    (Address of principal executive offices)

                    Issuer's telephone number: (973) 684-0075

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

As of June 9, 2005, 47,521,233 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                                     PART I


                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Quest Minerals & Mining Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2004.

                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                            March 31,
                                                                              2005
                                                                          ------------
                   ASSETS                                                  (unaudited)
Current Assets
   Cash                                                                   $     16,585
   Receivables                                                                      --
                                                                          ------------
      Total current assets                                                      16,585


Mineral interests (Note 2)                                                   5,213,977
Equipment, net (Note 5)                                                        568,182
Security deposits                                                               23,000
Other receivables, net (Note 6)                                                668,000
Deferred stock option/warrant issuance, net (Note 11)                       15,389,505
                                                                          ------------

         TOTAL ASSETS                                                     $ 21,879,249
                                                                          ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 7)                          $  2,299,691
  Loans payable (Note 8)                                                     2,115,228
  Bank loans (Note 8)                                                        1,068,366
  Related party loans (Note 8)                                                 280,534
                                                                          ------------

         TOTAL CURRENT LIABILITIES                                           5,763,819

Other Liabilities
  Unearned revenues (Note 7)                                                   668,000
  Long-term liabilities (Note 8)                                               100,000
                                                                          ------------


         TOTAL LIABILITIES                                                   6,531,819

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
     SERIES A - issued and outstanding 453,333 shares at March 31, 2005            453
     SERIES B - issued and outstanding 386,275 shares at March 31, 2005            386
  Common stock, par value $0.001, 250,000,000 shares authorized;
     issued and outstanding 47,521,233 shares at March 31, 2005;                47,522

  Equity held in escrow (Note 10)                                             (587,500)

  Paid-in capital                                                           55,608,565
  Accumulated Deficit                                                      (39,721,996)
                                                                          ------------

Total Stockholders' Equity                                                  15,347,430
                                                                          ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 21,879,249
                                                                          ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Revenue:
   Coal Revenues                                  $    304,151          403,760
   Interest and Other                                       --               --
                                                  ------------     ------------

          Total Revenues                               304,151          403,760
                                                  ------------     ------------

Expenses:
   Deferred warrant amortization                       280,643               --
   Deferred stock compensation                              --        4,500,090
   Production costs                                    399,210          613,592
   Selling, general and administrative                 527,353           65,044
   Interest                                             64,724               --
   Depreciation and Amortization                        26,302           11,168
                                                  ------------     ------------

          Total Operating Expenses                   1,298,232        5,189,894
                                                  ------------     ------------

Loss from Operations                                  (994,081)      (4,786,134)

Provision for Income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $   (994,081)    $ (4,786,134)
                                                  ============     ============


Basic and diluted loss per common share           $      (0.02)    $      (0.16)
                                                  ============     ============

Weighted average common shares outstanding          46,584,420       30,744,517
                                                  ============     ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Operating Activities
--------------------
   Net loss                                                       $   (994,081)   $ (4,786,134)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                         16,222          11,168
   Stock compensation                                                       --       4,500,090
   Deferred warrants                                                   280,643              --
   Reverse Merger adjustment                                                --         (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                   38,559         (21,980)
   Increase (decrease) in accounts payable and accrued expenses        141,280         166,482
                                                                  ------------    ------------
   Net cash used by operating activities                              (517,377)       (161,190)

Investing Activities
--------------------
   Mine Development                                                         --        (241,175)
   Equipment purchased                                                (150,000)        (57,273)
   Security deposits                                                   (13,000)
                                                                  ------------    ------------
   Net cash used by investing activities                              (163,000)       (298,448)

Financing Activities
--------------------
   Sale of Common Stock                                                     --         650,000
   Repayments                                                         (464,258)             --
   Borrowings                                                        1,059,000         (97,111)
                                                                  ------------    ------------
   Net cash provided by financing activities                           594,742         552,889
                                                                  ------------    ------------
   Increase (decrease) in cash                                         (85,635)         93,251
   Cash at beginning of period                                         102,220             550
                                                                  ------------    ------------
   Cash at end of period                                          $     16,585    $     93,801
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $         --    $         --
                                                                  ============    ============
     Royalties                                                           5,349
                                                                  ============    ============
     Commissions                                                       152,500              --
                                                                  ============    ============
     Consulting                                                         13,500
                                                                  ============    ============
     Equipment                                                          65,000
                                                                  ============    ============
     Income taxes                                                 $         --    $         --
                                                                  ============    ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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


Note 2-    SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation

           The unaudited consolidated financial statements of the Company include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005. Certain amounts from prior periods have been reclassified to conform with the period ended March 31, 2005.

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

                         QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 2-    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

           Income Taxes

           The Company provides for the tax effects of transactions reported in the financial statement. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the quarter ended March 31, 2005, the company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 2-    SIGNIFICANT ACCOUNTING POLICIES (continued)

           Fair Value

           The Company's financial instruments as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2004. As of the quarter ended March 31, 2005, the Company had no securities available-for-sale.

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


Note 3-    GOING CONCERN

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $38,005,209 and $416,864 for the years ended December 31, 2004 and 2003 and had a working capital deficit of $4,757,598 at December 31, 2004. For the three months ended March 31, 2005 the company had a net loss of $944,081, of which $280,643 was due to deferred warrant amortization. The three months ended March 31, 2005 working capital deficit is $5,747,234. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

           As a result of the Gwenco acquisition, the company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the quarter ended March 31, 2005, Gwenco owed approximately $347,454 in lease payments.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 5-    EQUIPMENT

           Equipment consisted of the following:                 March 31,
                                                                   2005
                                                              --------------

                Mining equipment                              $      946,820
                Office equipment                                       3,869
                Less accumulated depreciation                       (382,507)
                                                              --------------

                Equipment - net                               $      568,182
                                                              ==============

           The company depreciates its mining equipment over a 15 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used.


Note 6-    OTHER RECEIVABLES

           Other Receivables consisted of the following:         March 31,
                                                                   2005
                                                              --------------

                D&D Contracting, Inc.*                        $      678,349
                Less allowance                                       (10,349)
                                                              --------------

                Other Receivables - net                       $      668,000
                                                              ==============

           *The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The company holds an equipment lease and a limited royalty agreement totaling $668,000; Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The company has booked an allowance against this amount. As of the quarter ended March 31, 2005, D&D was in default of their obligations to Quest. The company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

Note 7-    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses consist of the following:        March 31,
                                                                                     2005
                                                                                -------------
                Accounts payable                                                $     759,589
                Accrued royalties payable-operating                                   565,278
                Accrued Bank Claim*                                                   650,000
                Accrued  taxes                                                        114,741
                Accrued interest                                                      120,825
                Accrued expenses                                                       89,258
                                                                                -------------
                                                                                    2,299,691

                Unearned Revenues**                                                   668,000

                                                                                $   2,967,691
                                                                                =============

           *During the period ended December 31, 2004, the corporate bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against Quest by existing bank employees, allowances have been accrued until a resolution can be determined. As of the quarter ended March 31, 2005, the company is still negotiating with the bank for a resolution.

           **As part of the rescission agreement with D&D on November 1, 2004, the company posted receivables based on a two year lease agreement for equipment still owned as well as a limited 2 million ton royalty payout of $.25/ton. Management has initiated a liability allowance until the receivables are recognized. As of the quarter ended March 31, 2005, D&D was in default of this agreement. The company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their obligations to Quest.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 8-    NOTES PAYABLE

           Notes payable consist of the following:                           March 31,
                                                                                2005
                                                                           -------------
           E-Z MINING CO., INC.:
              0% Notes payable (a) - I.-III.                               $     202,864

           QUEST MINERALS & MINING CORP.
           0% Notes payable to IAB ( c).                                         250,000
           15% Notes payable to GROSS FOUNDATION (f).                            300,000
           15% Notes payable to AF CAPITAL, LLC (g).                             300,000
           7% Notes payable to GREENWOOD PARTNERS (j).                           650,000
           7% Notes payable to GREENWOOD PARTNERS (k).                           375,000

           QUEST ENERGY, LTD:
             18% Employee Notes (d).                                              37,364

           GWENCO, INC.: (Bank Loans)
             10% Notes payable to Duke Energy Merchants (h).                     747,894
              6% Note payable to National City Bank of Kentucky (h).             235,907
           91/2% Note payable to National City Bank of Kentucky (h).              84,565

           GWENCO, INC.: (Related-Party Loans)
              0% Notes Due Officers (I).                                          55,534
              6% Notes payable to Scott Whitson (b).                             225,000
                                                                           -------------
                                                                               3,464,128

              Less current portion                                             3,364,128
                                                                           -------------

              Long-Term Debt:                                              $     100,000
                                                                           =============

           (a) - I. On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. As of the quarter ended March 31, 2005, payments totaling $10,000 had been made. The Company estimates this liability at $110,000, of which $10,000 is considered current.

           (a) - II. On December 22, 2003, the Company under a lease-purchase agreement acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003 and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 byout is payable after the $38,000 has been paid. As of the quarter ended March 31, 2005, the loan was in default. Currently, the equipment is being held by the seller until further payments can be made.

           (a) - III. The remaining payables consist of various third parties related to the former CFO of the company. They are notes due on demand, which carry a 0% rate of interest.

           (b). On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the company assumed a liability it had previously guaranteed of $300,000 obligated to a former shareholder of Gwenco who had previously purchased the remaining 50% of the company stock from a former Co-Shareholder. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the quarter ended March 31, 2005, the company had remained current with its payments. Currently, the company is in default, however, the lender has agreed to provide an extension of payment.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 8-    NOTES PAYABLE (continued)

           (c). On July 15, 2004, Quest Minerals & Mining signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.

           (d). On September 20, 2004, several company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. As of the quarter ended March 31, 2005, the company continues to make monthly payments against the loans.

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

           (I). As of the quarter ended March 31, 2005, the officers had loaned the company $55,534. The loan carries a 0% rate of interest.

           (j). On February 22, 2005 the company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company catagorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction.

           (k). On March 4, 2005 the company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction.


Note 9-    PREFERRED STOCK

           Series A

           Each share of Quest Minerals (Nevada) Series A preferred stock is convertible into a maximum of five (5) shares of Quest common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of Quest common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004, Quest has the option of redeeming the Series A preferred stock at a price equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends.

           The Series A Preferred Stock has no voting rights.

           On October 5, 2004, 1,000,000 shares of the Series A preferred stock were converted into 1,004,689 shares of Quest common stock.

           On March 9, 2005, 546,667 shares of the Series A preferred stock were converted into 1,000,000 shares of Quest common stock.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 9-    PREFERRED STOCK (continued)

           Series B

           Each share of Quest Minerals (Nevada) Series B preferred stock is convertible into one shares of Quest coom$2.50oper shaject to proportional adjustment for stock-splits, stock dividends, and recapitalizations. The Series B preferred stock is convertible at the option of the holder, but shall be automatically converted into Quest common stock, at the then applicable conversion price, in the event that, during any period of fifteen (15) consecutive trading days, the average closing price per share of Quest's common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments). The holders of the Series B preferred stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A preferred stock. The holders of the Series B preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $2.50 per share for the Series B preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock.

           On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of Quest common stock..


Note 10-   COMMON STOCK

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

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 10-   COMMON STOCK (Continued)

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

           On October 5, 2004, 1,004,689 shares of common stock were issued as per a conversion of 1,000,000 shares of Series A preferred stock.

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

           On November 1, 2004, 1,000,000 shares of common stock were issued as per a conversion of Series B preferred stock.

           On November 22, 2004, the company issued 150,000 shares of common stock valued at $262,500 to reduce existing accrued royalties. As of December 31, 2004 the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the company has accrued the valuation against paid-in capital.

           On December 23, 2004 the company issued 150,000 shares of common stock valued at $277,500 to a third party consulting firm for services rendered.

           On March 9, 2005, 1,000,000 shares of common stock were issued as per a conversion of 546,667 shares of Series A preferred stock.

           On March 10, 2005, the company issued 250,000 shares of common stock valued at $325,000 to reduce existing accrued royalties. As of the quarter ended March 31, 2005 the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the company has accrued the valuation against paid-in capital.

Note 11-   STOCK OPTION / WARRANTS
                                                                                      March 31,       March 31,         March 31,
           Stock Option / Warrant issuances consist of the following:                   2005            2005              2005
                                                                                   -------------   --------------    -------------
                                                                                      Warrants     Exercise price      Valuation
           October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a).            250,000   $         0.75    $     377,750
           December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b).          600,000             1.50          544,800
           February 22, 2005 issuance of 3,900,000 series A warrants;
              expiration 2010 (d).                                                     3,900,000             0.50        6,090,937
           February 22, 2005 issuance of 3,900,000 series B warrants;
              expiration 2010 (d).                                                     3,900,000             1.00        4,685,272
           March 4, 2005 issuance of 2,250,000 series A warrants;
              expiration 2010 (e).                                                     2,250,000             0.50        2,284,426
           March 4, 2005 issuance of 2,250,000 series B warrants;
              expiration 2010 (e).                                                     2,250,000             1.00        1,558,737
           Costs associated issued equity                                                                                  152,500
              Less Amortization                                                                                           (304,917)
                                                                                   -------------                     -------------

                                                                    Totals:           13,150,000                     $  15,389,505
                                                                                   =============                     =============

           (a). On October 6, 2004, Quest Minerals & Mining Corp. obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The company collateralized this loan with a Convertible Promissory Note along with 250,000 common stock Warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005 this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $.75. The warrants were adjusted to a valuation of $591,896 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2009.

           (b). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with two third parties; each for $300,000 due on June 17, 2005. As additional compensation to these lenders, the company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. The Warrants were valued at $544,800 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2009.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 11-   STOCK OPTION / WARRANTS (continued)

           (d). On February 22, 2005 the company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company catagorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2010.

           (e). On March 4, 2005 the company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. The warrants were valued at $3,843,163 based on the Black Sholes method and will be amortized over a five (5) year period until they expire in 2010.


Note 12-   STOCK COMPENSATION PLAN

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


Note 13-   RELATED PARTY TRANSACTIONS

           Periodically, the officers of the company will insert operational funding from their personal finances as a short-term, 0% loan. As of the quarter ended March 31, 2004, the company carries an outstanding loan of $55,534.

           On January 28, 2005, the Vice President of Quest Minerals and Mining Co. loaned the company $28,500 in order to satisfy a debt payment that had accrued. The loan was fully reimbursed as of March 9, 2005.

           The Company acquires administrative services from a third party consulting company owned by the son of its vice president. As of the first quarter ended March 31, 2005 the company paid $13,500 in cumulative fees for services rendered.


Note 14-   COMMITMENTS AND CONTINGENCIES

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

           Upon initial completion of an audit by counsel retained by Quest for that purpose, among others, it has been determined that approximately over $700,000 has been embezzled by former employees of Quest and its indirect wholly-owned subsidiary, Quest Energy, Ltd., including Quest's former Chief Executive Financial Officer and Quest Energy's former President and assisted by others who conspired with them. At this time, Quest is unable to quantify the scope of the fraud or the impact that the fraud will have on its financial statements. Quest has retained a forensic accountant to quantify the scope of the fraud.

           Quest believes that the fraud will not impair its ongoing effort to increase production at icoalcpricesipe in Pike County, Kentucky. In the short term, however, as an indirect result of this embezzlement, Quest currently lacks sufficient working capital. Quest anticipates that it will receive equity financing and/or debt financing in the form of a private placement, or public offering to provide additional working capital, and it believes that it will be successful in obtaining additional working capital. However, it is possible that Quest will be unable to obtain additional financing on acceptable terms or at all. In the event that Quest is successful in obtaining additional working capital, it anticipates that it will generate positive cash flows from the operation of the mines at its Gwenco subsidiary by the third quarter of 2005. Quest also holds other coal leases in the same area and intends to exploit at least some of these leases during 2005 to take advantage of the recent firming of coal prices provided financing is available.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 14-   COMMITMENTS AND CONTINGENCIES (continued)

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


Note 15-   SUBSEQUENT EVENTS

           On April 15, 2005, the company engaged in a financial advisory agreement with a third party for assistance with it's strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of twenty (20) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00.. The company categorized the convertible notes as a liability in the amount of $500,000. On April 18, 2005, $250,000 of these obligations were satisfied through a unit deal transaction.

           On April 18, 2005 the company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction.

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

           On May 16, 2005, the company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note; due August 19, 2005. According to the credit agreement the lender may, in its sole and absolute discretion, make addtional loans to the company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The warrants have an exercise price of $.50 per share and expire on May 31, 2007.

           On May 16, 2005, the company entered into a collateral agency and intercreditor agreement, in order to secure previous loans and obligations. Under this agreement, a term loan, assignment of leases and subleases, security agreement and fixture filing mortgage up to $1,000,000 was assigned to Gwenco, Inc.; one of the company's wholly owned subsidiaries. The mortgage obligation expires on March 31, 2035.

           On May 25, 2005, the company entered into a securities purchase agrreement with an un-related third party to sell 50,000 shares of restricted common stock at $.10 per share. The restricted shares bare a legend that requires an authorized registration under the Securities Act of 1933 in order to become free-trading.

           On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. Currently, the company is in default of this loan and is re-negotiating payment terms.

           On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with AF CAPITAL for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. Currently, the company is in default of this loan and is re-negotiating payment terms.

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

         E-Z Mining has operated a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Burning Fork #1 contains Elkhorn #3 coal, currently being mined by E-Z Mining, as well as Elkhorn #2 coal. However, this mine is currently not in operation.

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

         Quest Marine leases from Monday Coal, LLC a barge loadout facility and associated real property, consisting of approximately 13.89 acres, located at Mile Point 318.9 on the Ohio River. The term of the lease is for five (5) years, and the lease provides Quest Marine with the option to renew the term of the lease for five (5) additional terms of five (5) years each. The monthly rental payment for the lease is fifty thousand dollars ($50,000), beginning on January 1, 2005. In addition, Quest Marine is required to pay to Monday Coal, LLC, a monthly "Tonnage Rental Payment" as follows: (i) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for Quest Marine's own use; and
(ii) fifty cents $0.50 per ton for all coal loaded from the barge loadout facility for third parties not a party to the lease at a "Through Put Price" of $2.00 or less; or (iii) if the Through Put Price charged to third parties not a party to the lease exceeds $2.00 per ton, twenty five percent (25%) of the Through Put Price charged to the third party. In addition, pursuant to the terms of the lease, Quest Marine is entitled to reimbursement of up to a maximum of four hundred thousand dollars ($400,000) for its costs incurred to repair the leased property and/or barge loadout facility. The reimbursement shall be credited against the required Tonnage Rental Payments. At the termination of the lease, Quest Marine is required to surrender the property, including all buildings and fixtures. However, Quest and Monday Coal are currently renegotiating the terms of this agreement.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------
Net sales                                                100.0%         100.0%
Production costs                                         131.2          152.0
Selling, general and administrative                      173.4           16.1
Stock compensation                                          --         1114.6
Warrant amortization                                     92.27             --
Depreciation and amortization                              8.7            2.8
Interest                                                  21.3             --
                                                  ------------   ------------

Operating income (loss)                                 (326.8)%      (1185.4)%
                                                  ------------   ------------

Comparison of the three months ended March 31, 2005 and 2004

         Net sales. Net sales for Quest decreased to $304,151, or a decrease of 24.7%, for the three months ended March 31, 2005, from $403,760 for the three months ended March 31, 2004. Quest's sales decreased because Quest has not been generating revenues from its Burning Fork mine since 2004, as the Burning Fork mine has not been in operations since 2004. Quest has only been able to generate revenues from its Gwenco operations in the first quarter of 2005. In addition, equipment breakdowns and lack of working capital caused interruptions in coal mining operations during the first quarter of 2005. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production costs. Production costs decreased to $399,210, or a decrease of 34.9% for the three months ended March 31, 2005, from $613,592 for the three months ended March 31, 2004. As a percentage of net sales, production costs decreased to 131.2% of net sales for the three months ended March 31, 2005 versus 152.0% of sales for the three months ended March 31, 2004. On an absolute basis, Quest had lower production costs primarily because it had lower sales and production. On a percentage of sales basis, however, Quest was able to more efficiently operate its mines and reduce its labor and trucking costs on a per sales basis.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $527,353, or 810.8%, for the three months ended March 31, 2005, from $65,044 for the three months ended March 31, 2004. As a percentage of net sales, selling, general, and administrative expenses were 173.4% for the three months ended March 31, 2005, as compared to 16.1% for the comparable period in 2004. The increase in selling, general, and administrative expenses reflects the classification of supplies expenses, as most of the supplies were not purchased on a percentage ratio of production, but rather on volume discounted opportunities. The only costs attributed to production were labor and trucking. Additionally, there were more maintenance and repairs incurred on machinery, as Quest was not in a financial position to buy newer equipment. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees.

         Depreciation and amortization. Depreciation expense increased to $26,302, or 235.5%, for the three months ended March 31, 2005, from $11,168 for the three months ended March 31, 2004. As a percentage of net sales, depreciation expense was 8.6% for the three months ended March 31, 2005, as compared to 2.8% for the comparable period in 2004. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred no stock compensation expense for the three months ended March 31, 2005, compared to $4,500,090 in the three months ended March 31, 2004. This expense in the first quarter of 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

         Warrant Amortization. Quest incurred a warrant amortization expense of $280,643 for the three months ended March 31, 2005, compared to no such expense in the three months ended March 31, 2004. This expense in the first quarter of 2005 resulted from the issuance of 13,150,000 warrants to purchase common stock pursuant to various financings since December 2004.

         Interest expense. Interest expense increased to $64,724 for the three months ended March 31, 2005, from no interest for the three months ended March 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $994,081 for the three months ended March 31, 2005, compared to an operating loss of $4,786,134 for the three months ended March 31, 2004. It had lower operating losses in the first quarter of 2005 as compared to 2004 primarily because of the stock compensation expense of $4,500,090 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the first quarter of 2004 was $286,044. This loss increase resulted from Quest's lower revenues and significantly higher selling, general, and administrative expenses in the first quarter of 2005.

         Provision for income taxes. Quest incurred operating losses for the three months ended March 31, 2005 and for the three months ended March 31, 2004. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at March 31, 2005 was $5,747,234. It had cash of $16,585 as of March 31, 2005.

         Quest used $517,377 of net cash in operating activities for the three months ended March 31, 2005, compared to using $161,190 in the three months ended March 31, 2004. Cash used in operating activities for the three months ended March 31, 2005 was mainly due its net loss of $994,081. The net loss was offset by $16,222 of depreciation, $280,643 in deferred warrant amortization, a decrease of $38,559 in account receivables, and an increase of $141,280 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $163,000 for the three months ended March 31, 2005, compared to using $298,448 in the three months ended March 31, 2004. Cash used by investing activities for the three months ended March 31, 2005 resulted from the purchase of equipment of $150,000 and the payment of security deposits in the amount of $13,000.

         Net cash flows provided by financing activities were $594,742 for the three months ended March 31, 2005, compared to $552,889 provided by financing activities the three months ended March 31, 2004. This increase in net cash provided by financing activities is due to Quest's borrowings of 1,059,000 pursuant to various notes. This increase was offset by repayments of loans payable of $464,258.

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

         From February 22, 2005 through April 18, 2005, Quest issued an aggregate 57 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $1,425,000, which included $1,125,000 in cash and cancellation of $300,000 in indebtedness, including the cancellation of $250,000 worth of notes issued to Professional Traders Fund, LLC, as reported on Quest's current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at a conversion price of $0.50 per share. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Greenwood will receive a ten percent (10%) cash commission on the sale of the units, which, to date, is a total of $116,500.

         On May 16, 2005, Quest borrowed $245,000 and, in connection therewith, delivered a promissory note in the principal amount of $245,000. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Quest issued to the lender warrants to purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.50 per share.

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

ITEM 2 - CHANGES IN SECURITIES

(a) From February 22, 2005 through April 18, 2005, Quest issued an aggregate 57 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $1,425,000, which included $1,125,000 in cash and cancellation of $300,000 in indebtedness, including the cancellation of $250,000 worth of notes issued to Professional Traders Fund, LLC, as reported on Quest's current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at a conversion price of $0.50 per share. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Greenwood will receive a ten percent (10%) cash commission on the sale of the units, which, to date, is a total of $116,500.

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units.

         On May 16, 2005, Quest borrowed $245,000 and, in connection therewith, delivered a promissory note in the principal amount of $245,000. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Quest issued to the lender warrants to purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.50 per share.

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note.

         (b) None.

         (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

         10% Notes payable to Duke Energy Merchants                      747,894
         6% Note payable to National City Bank of Kentucky               277,907
         9 1/2% Note payable to National City Bank of Kentucky            84,565
         6% Note payable to United Bank, Inc.                             28,159
         15% Note payable to Gross Foundation                            300,000
         15% Note payable to AF Capital, LLC                             300,000

         As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky.

         (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5 - OTHER INFORMATION

             None.

ITEM 6 - EXHIBITS

Item No.
           Description                            Method of Filing
           -----------                            ----------------

31.1       Certification of William R. Wheeler    Filed electronically herewith.
           pursuant to Rule 13a-14(a)
32.1 Chief Executive Officer Certification Filed electronically herewith. pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUEST MINERALS & MINING CORP.


June 22, 2005                        /s/ WILLIAM R. WHEELER
                                     ------------------------------------------
                                     William R. Wheeler
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer and Principal
                                     Accounting Officer)