Form 10QSB/A
period 2005-03-31
Quest Minerals & Mining Corp
filed 2005-07-11
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                            March 31,
                                                                              2005
                                                                          ------------
                   ASSETS                                                  (unaudited)
Current Assets
   Cash                                                                   $     16,585
   Receivables                                                                      --
                                                                          ------------
      Total current assets                                                      16,585



Mineral interests (Note 2)                                                   5,213,977
Equipment, net (Note 5)                                                        568,182
Security deposits                                                               23,000
Other receivables, net (Note 6)                                                668,000
Deferred stock option/warrant issuance, net (Note 11)                       13,813,283
                                                                          ------------



         TOTAL ASSETS                                                     $ 20,303,027
                                                                          ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 7)                          $  2,299,691
  Loans payable (Note 8)                                                     2,115,228
  Bank loans (Note 8)                                                        1,068,366
  Related party loans (Note 8)                                                 280,534
                                                                          ------------

         TOTAL CURRENT LIABILITIES                                           5,763,819

Other Liabilities
  Unearned revenues (Note 7)                                                   668,000
  Long-term liabilities (Note 8)                                               100,000
                                                                          ------------


         TOTAL LIABILITIES                                                   6,531,819

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
     SERIES A - issued and outstanding 453,333 shares at March 31, 2005            453
     SERIES B - issued and outstanding 386,275 shares at March 31, 2005            386
  Common stock, par value $0.001, 250,000,000 shares authorized;
     issued and outstanding 47,521,233 shares at March 31, 2005;                47,522

  Equity held in escrow (Note 10)                                             (587,500)


  Paid-in capital                                                           55,608,565
  Accumulated Deficit                                                      (41,298,198)
                                                                          ------------
Total Stockholders' Equity                                                  13,771,228
                                                                          ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 20,303,027
                                                                          ============


                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Revenue:
   Coal Revenues                                  $    304,151          403,760
   Interest and Other                                       --               --
                                                  ------------     ------------

          Total Revenues                               304,151          403,760
                                                  ------------     ------------


Expenses:
   Deferred warrant amortization                     1,856,865               --
   Deferred stock compensation                              --        4,500,090
   Production costs                                    399,210          613,592
   Selling, general and administrative                 527,353           65,044
   Interest                                             64,724               --
   Depreciation and Amortization                        26,302           11,168
                                                  ------------     ------------
          Total Operating Expenses                   2,874,434        5,189,894
                                                  ------------     ------------

Loss from Operations                                (2,570,283)      (4,786,134)

Provision for Income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $ (2,570,283)    $ (4,786,134)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.06)    $      (0.16)
                                                  ============     ============


Weighted average common shares outstanding          46,584,420       30,744,517
                                                  ============     ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------

Operating Activities
--------------------
   Net loss                                                       $ (2,570,283)   $ (4,786,134)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                         16,222          11,168
   Stock compensation                                                       --       4,500,090
   Deferred warrants                                                 1,856,865              --
   Reverse Merger adjustment                                                --         (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                   38,559         (21,980)
   Increase (decrease) in accounts payable and accrued expenses        141,280         166,482
                                                                  ------------    ------------
   Net cash used by operating activities                              (517,377)       (161,190)


Investing Activities
--------------------
   Mine Development                                                         --        (241,175)
   Equipment purchased                                                (150,000)        (57,273)
   Security deposits                                                   (13,000)
                                                                  ------------    ------------
   Net cash used by investing activities                              (163,000)       (298,448)

Financing Activities
--------------------
   Sale of Common Stock                                                     --         650,000
   Repayments                                                         (464,258)             --
   Borrowings                                                        1,059,000         (97,111)
                                                                  ------------    ------------
   Net cash provided by financing activities                           594,742         552,889
                                                                  ------------    ------------
   Increase (decrease) in cash                                         (85,635)         93,251
   Cash at beginning of period                                         102,220             550
                                                                  ------------    ------------
   Cash at end of period                                          $     16,585    $     93,801
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                     $         --    $         --
                                                                  ============    ============
     Royalties                                                           5,349
                                                                  ============    ============
     Commissions                                                       152,500              --
                                                                  ============    ============
     Consulting                                                         13,500
                                                                  ============    ============
     Equipment                                                          65,000
                                                                  ============    ============
     Income taxes                                                 $         --    $         --
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


Note 3-    GOING CONCERN

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $38,005,209 and $416,864 for the years ended December 31, 2004 and 2003 and had a working capital deficit of $4,757,598 at December 31, 2004. For the three months ended March 31, 2005 the company had a net loss of $2,570,283, of which $1,856,865 was due to deferred warrant amortization. The three months ended March 31, 2005 working capital deficit is $5,747,234. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.


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

Note 11-   STOCK OPTION / WARRANTS
                                                                                      March 31,       March 31,         March 31,
           Stock Option / Warrant issuances consist of the following:                   2005            2005              2005
                                                                                   -------------   --------------    -------------
                                                                                      Warrants     Exercise price      Valuation

           October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a).            250,000   $         0.75    $     377,750
           December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b).          600,000             1.50          544,800
           February 22, 2005 issuance of 3,900,000 series A warrants;
              expiration 2010 (d).                                                     3,900,000             0.50        6,090,937
           February 22, 2005 issuance of 3,900,000 series B warrants;
              expiration 2010 (d).                                                     3,900,000             1.00        4,685,272
           March 4, 2005 issuance of 2,250,000 series A warrants;
              expiration 2010 (e).                                                     2,250,000             0.50        2,284,426
           March 4, 2005 issuance of 2,250,000 series B warrants;
              expiration 2010 (e).                                                     2,250,000             1.00        1,558,737
           Costs associated issued equity                                                                                  152,500
              Less Amortization                                                                                         (1,881,139)
                                                                                   -------------                     -------------
                                                                    Totals:           13,150,000                     $  13,813,283
                                                                                   =============                     =============

           (a). On October 6, 2004, Quest Minerals & Mining Corp. obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The company collateralized this loan with a Convertible Promissory Note along with 250,000 common stock Warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005 this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $.75. The warrants were adjusted to a valuation of $591,896 based on the Black Sholes method and were completely amortized.



           (b). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with two third parties; each for $300,000 due on June 17, 2005. As additional compensation to these lenders, the company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. The Warrants were valued at $544,800 based on the Black Sholes method and will be amortized over a six (6) month period until the convertible notes mature.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Note 11-   STOCK OPTION / WARRANTS (continued)


           (d). On February 22, 2005 the company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company catagorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

           (e). On March 4, 2005 the company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. The warrants were valued at $3,843,163 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.



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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain unaudited selected financial data expressed as a percentage of net sales:

                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2005           2004
                                                  ------------   ------------

Net sales                                                100.0%         100.0%
Production costs                                         131.2          152.0
Selling, general and administrative                      173.4           16.1
Stock compensation                                          --         1114.6
Warrant amortization                                     610.5             --
Depreciation and amortization                              8.7            2.8
Interest                                                  21.3             --
                                                  ------------   ------------

Operating income (loss)                                 (845.1)%      (1185.4)%
                                                  ------------   ------------


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


         Warrant Amortization. Quest incurred a warrant amortization expense of $1,856,865 for the three months ended March 31, 2005, compared to no such expense in the three months ended March 31, 2004. This expense in the first quarter of 2005 resulted from the issuance of 13,150,000 warrants to purchase common stock pursuant to various financings since December 2004.


         Interest expense. Interest expense increased to $64,724 for the three months ended March 31, 2005, from no interest for the three months ended March 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco.


         Operating loss. Quest incurred an operating loss of $2,570,283 for the three months ended March 31, 2005, compared to an operating loss of $4,786,134 for the three months ended March 31, 2004. It had lower operating losses in the first quarter of 2005 as compared to 2004 primarily because of the stock compensation expense of $4,500,090 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the first quarter of 2004 was $286,044. This loss increase resulted from Quest's lower revenues and significantly higher selling, general, and administrative expenses in the first quarter of 2005.


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

         Quest used $517,377 of net cash in operating activities for the three months ended March 31, 2005, compared to using $161,190 in the three months ended March 31, 2004. Cash used in operating activities for the three months ended March 31, 2005 was mainly due its net loss of $2,570,283. The net loss was offset by $16,222 of depreciation, $1,856,865 in deferred warrant amortization, a decrease of $38,559 in account receivables, and an increase of $141,280 in accounts payable and accrued expenses.


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

         From December 17 through 21, 2004, Quest borrowed an aggregate of $600,000 and, in connection therewith, delivered a series of secured promissory notes in the principal amount of $600,000. The notes have a term of six months and are secured by a security interest in certain assets of Quest's indirect subsidiary, Quest Energy, Ltd. The notes bear interest at a rate of fifteen percent (15%) and become convertible in the event of default at a conversion price of $0.10 per share. In addition, Quest issued to the investors warrants to purchase an aggregate of up to 600,000 shares of Quest's common stock at an exercise price of $1.00 per share. The exercise price of the warrants shall be reduced by fifty percent (50%) in the event of a default under the notes. Quest agreed to register the secondary offering and resale of the shares underlying the warrants in the event that it files a registration statement under the Securities Act. In connection with the offer and sale of the notes and the warrants, Quest engaged Saddle River Associates, Inc. as a finder, and issued to Saddle River a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share.


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

July 8, 2005

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