Form 10QSB
period 2005-06-30
Quest Minerals & Mining Corp
filed 2005-08-31
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________  to __________


                         Commission File No.: 000-32131


                          QUEST MINERALS & MINING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Utah                                      87-0429950
    -------------------------------                     ----------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                          3454 State Highway, 292 West
                                  P.O. Box 843
                             Belfry, Kentucky 41514
                    ----------------------------------------
                    (Address of principal executive offices)


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

As of August 19, 2005, 47,521,233 shares of our common stock were outstanding.

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


                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                           June 30,
                                                                             2005
                                                                        ------------
                                      ASSETS                             (unaudited)
Current Assets
  Cash                                                                  $      3,919
  Receivables                                                                     --
                                                                        ------------
      Total current assets                                                     3,919

Mineral interests, net (Note 2)                                            5,210,471
Equipment, net (Note 5)                                                      551,960
Other receivables, net (Note 6)                                              668,000
Deferred stock option/warrant issuance, net (Note 11)                     11,437,725
                                                                        ------------

       TOTAL ASSETS                                                     $ 17,872,075
                                                                        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 7)                        $  2,281,533
  Loans payable (Note 8)                                                   3,161,549
  Bank loans (Note 8)                                                      1,068,366
  Related party loans (Note 8)                                               244,034
                                                                        ------------

       TOTAL CURRENT LIABILITIES                                           6,755,482

Other Liabilities
  Unearned revenues (Note 7)                                                 668,000
  Long-term liabilities (Note 8)                                             100,000
                                                                        ------------

       TOTAL LIABILITIES                                                   7,523,482

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,333 shares at June 30, 2005            453
    SERIES B - issued and outstanding 386,275 shares at June 30, 2005            386
  Common stock, par value $0.001, 250,000,000 shares authorized;
     issued and outstanding 47,521,233 shares at June 30, 2005;               47,522

  Equity held in escrow (Note 10)                                           (587,500)

  Paid-in capital                                                         57,450,885
  Accumulated Deficit                                                    (46,563,153)
                                                                        ------------

Total Stockholders' Equity                                                10,348,593
                                                                        ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 17,872,075
                                                                        ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended      For the Six Months Ended
                                                        June 30,                      June 30,
                                             ----------------------------    ----------------------------
                                                 2005            2004            2005            2004
                                             ------------    ------------    ------------    ------------
Revenue:
   Coal Revenues                             $     52,590         944,140    $    356,741       1,347,900
   Interest and Other                                  --              --              --              --
                                             ------------    ------------    ------------    ------------

          Total Revenues                           52,590         944,140         356,741       1,347,900
                                             ------------    ------------    ------------    ------------
Expenses:
   Deferred warrant amortization                4,184,415              --       6,041,280              --
   Deferred stock compensation                         --       5,806,796              --      10,306,886
   Production costs                                64,005       2,032,312         463,215       2,645,904
   Selling, general and administrative            923,607         490,279       1,450,940         555,323
   Interest                                       125,790          38,282         190,514          38,282
   Depreciation and Amortization                   19,728         112,587          46,030         123,755
                                             ------------    ------------    ------------    ------------

          Total Operating Expenses              5,317,545       8,480,256       8,191,979      13,670,150
                                             ------------    ------------    ------------    ------------

Loss from Operations                           (5,264,955)     (7,536,116)     (7,835,238)    (12,322,250)

Provision for Income taxes                             --              --              --              --
                                             ------------    ------------    ------------    ------------

Net loss                                     $ (5,264,955)   $ (7,536,116)   $ (7,835,238)   $(12,322,250)
                                             ============    ============    ============    ============

Basic and diluted loss per common share      $      (0.11)   $      (0.18)   $      (0.17)   $      (0.34)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     47,521,233      41,013,595      47,052,826      35,811,580
                                             ============    ============    ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
Operating Activities
--------------------
   Net loss                                                          $ (7,835,238)   $(12,322,250)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                            46,030         123,755
   Stock compensation                                                          --      10,306,886
   Stock issued for services                                                   --         510,418
   Deferred warrants                                                    6,041,280              --
   Reverse Merger adjustment                                                   --         (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                      38,559        (173,820)
   Increase (decrease) in accounts payable and accrued expenses           227,846       1,173,657
                                                                     ------------    ------------
   Net cash used by operating activities                               (1,481,523)       (412,170)

Investing Activities
--------------------
   Mine Development                                                            --        (605,394)
   Equipment purchased                                                   (150,000)        (15,686)
   Security deposits                                                      (23,000)
                                                                     ------------    ------------
   Net cash used by investing activities                                 (173,000)       (621,080)

Financing Activities
--------------------
   Sale of Common Stock                                                        --       1,680,200
   Repayments                                                            (468,778)       (446,660)
   Borrowings                                                           2,025,000         (50,451)
                                                                     ------------    ------------
   Net cash provided by financing activities                            1,556,222       1,183,089
                                                                     ------------    ------------
   Increase (decrease) in cash                                            (98,301)        149,839
   Cash at beginning of period                                            102,220             550
                                                                     ------------    ------------
   Cash at end of period                                             $      3,919    $    150,389
                                                                     ============    ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
    Interest                                                         $         --    $     38,282
                                                                     ============    ============
    Royalties                                                              29,558
                                                                     ============    ============
    Commissions                                                           166,500              --
                                                                     ============    ============
    Consulting                                                             15,500
                                                                     ============    ============
    Equipment                                                              65,000
                                                                     ============    ============
    Income taxes                                                     $         --    $         --
                                                                     ============    ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2005


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

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The unaudited consolidated financial statements of the Company include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005. Certain amounts from prior periods have been reclassified to conform with the period ended June 30, 2005.

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

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

         Fair Value

         The Company's financial instruments as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2004. As of the quarter ended June 30, 2005, the Company had no securities available-for-sale.

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

Note 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $38,005,209 and $416,864 for the years ended December 31, 2004 and 2003 and had a working capital deficit of $4,757,598 at December 31, 2004. For the six months ended June 30, 2005 the company had a net loss of $7,835,238, of which $6,041,280 was due to deferred warrant amortization. The six months ended June 30, 2005 working capital deficit is $6,751,563. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         As a result of the Gwenco acquisition, the company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the quarter ended June 30, 2005, Gwenco owed approximately $347,454 in lease payments.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 5 - EQUIPMENT

         Equipment consisted of the following:                     June 30,
                                                                     2005
                                                                ------------
         Mining equipment                                       $    946,820

         Office equipment                                              3,869
         Less accumulated depreciation                              (398,729)
                                                                ------------
         Equipment - net                                        $    551,960
                                                                ============

         The company depreciates its mining equipment over a 15 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used.

Note 6 - OTHER RECEIVABLES

         Other Receivables consisted of the following:             June 30,
                                                                     2005
                                                                ------------
         D&D Contracting, Inc.*                                 $    678,349
         Less allowance                                              (10,349)
                                                                ------------
         Other Receivables - net                                $    668,000
                                                                ============

         *The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The company holds an equipment lease and a limited royalty agreement totaling $668,000; Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The company has booked an allowance against this amount. As of the quarter ended June 30, 2005, D&D was in default of their obligations to Quest. The company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

Note 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses
         consist of the following:                                 June 30,
                                                                     2005
                                                                ------------
         Accounts payable                                       $    671,742
         Accrued royalties payable-operating                         565,278
         Accrued Bank Claim*                                         650,000
         Accrued  taxes                                              114,741
         Accrued interest                                            190,514
         Accrued expenses                                             89,258
                                                                ------------
                                                                   2,281,533

         Unearned Revenues**                                         668,000

                                                                $  2,949,533
                                                                ============

         *During the period ended December 31, 2004, the corporate bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against Quest by existing bank employees, allowances have been accrued until a resolution can be determined. As of the quarter ended June 30, 2005, the company is still negotiating with the bank for a resolution.

         **As part of the rescission agreement with D&D on November 1, 2004, the company posted receivables based on a two year lease agreement for equipment still owned as well as a limited 2 million ton royalty payout of $.25/ton. Management has initiated a liability allowance until the receivables are recognized. As of the quarter ended June 30, 2005, D&D was in default of this agreement. The company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their obligations to Quest.


                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 8 - NOTES PAYABLE

         Notes payable consist of the following:                            June 30,
                                                                              2005
                                                                          -----------
         E-Z MINING CO., INC.:
          0% Notes payable (a) - I.-III                                   $   202,864

         QUEST MINERALS & MINING CORP
         0% Notes payable to IAB ( c)                                         250,000
         15% Notes payable to GROSS FOUNDATION (f)                            300,000
         15% Notes payable to AF CAPITAL, LLC (g)                             300,000
         7% Notes payable to GREENWOOD PARTNERS (j)                           650,000
         7% Notes payable to GREENWOOD PARTNERS (k)                           375,000
         7% Notes payable to GREENWOOD PARTNERS (l)                           250,000
         7% Notes payable to GREENWOOD PARTNERS (m)                           400,000
         10% Notes payable to PROFESSIONAL TRADERS FUND (n)                   244,000
         0% Notes payable (o)                                                  25,000

         QUEST ENERGY, LTD:
          18% Employee Notes (d)                                               35,364

         GWENCO, INC.: (Bank Loans)
          10% Notes payable to Duke Energy Merchants (h)                      747,894
          6%  Note payable to National City Bank of Kentucky (h)              235,907
         91/2% Note payable to National City Bank of Kentucky (h)              84,565

         GWENCO, INC.: (Related-Party Loans)
          0% Notes Due Officers (I)                                            44,034
         6% Notes payable to Scott Whitson (b)                                200,000
                                                                          -----------
                                                                            4,344,628

          Less current portion                                              4,244,628
                                                                          -----------

          Long-Term Debt:                                                 $   100,000
                                                                          ===========

         (a) - I. On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. As of the quarter ended June 30, 2005, payments totaling $10,000 had been made. The Company estimates this liability at $110,000, of which $10,000 is considered current.

         (a) - II. On December 22, 2003, the Company under a lease-purchase agreement acquired $38,000 of equipment. The $38,000 is payable, $5,000 paid prior to December 31, 2003 and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 byout is payable after the $38,000 has been paid. As of the quarter ended June 30, 2005, the loan was in default. Currently, the equipment is being held by the seller until further payments can be made.

         (a) - III. The remaining payables consist of various third parties related to the former CFO of the company. They are notes due on demand, which carry a 0% rate of interest.

         (b). On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the company assumed a liability it had previously guaranteed of $300,000 obligated to a former shareholder of Gwenco who had previously purchased the remaining 50% of the company stock from a former Co-Shareholder. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the quarter ended June 30, 2005, the company is in default, however, the lender has agreed to provide an extension of payment.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 8 - NOTES PAYABLE (continued)

         (c). On July 15, 2004, Quest Minerals & Mining signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.


         (d). On September 20, 2004, several company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. As of the quarter ended June 30, 2005, the company continues to make monthly payments against the loans.

         (f). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. As of the quarter ended June 30, 2005, the note was in default.

         (g). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with AF CAPITAL for $300,000 due on June 17, 2005. As additional compensation to the lender, the company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. As of the quarter ended June 30, 2005, the note was in default.

         (h). These Gwenco notes are in default and are past due. The company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by Quest Minerals & Mining, Ltd. On April 28, 2004. The former stockholder has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

         (I). As of the quarter ended March 31, 2005, the officers had loaned the company $44,034. The loan carries a 0% rate of interest.

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

         (l). On April 15, 2005, the company engaged in a financial advisory agreement with a third party for assistance with it's strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of twenty (20) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one
         (1) share of common stock at an exercise price of $1.00.. The company categorized the convertible notes as a liability in the amount of $500,000. On April 18, 2005, $250,000 of these obligations were satisfied through a unit deal transaction.

         (m). On April 18, 2005 the company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction.

         (n). On May 16, 2005, the company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note; due August 19, 2005. According to the credit agreement the lender may, in its sole and absolute discretion, make addtional loans to the company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The warrants have an exercise price of $.50 per share and expire on May 31, 2007. This note is currently in default.

         (o). During the month of June, the company borrowed funds from a third party lender. The balance owed is due on demand and carrys a 0% interest rate.

Note 9 - PREFERRED STOCK

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

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 9 - PREFERRED STOCK (continued)

         Series B

         Each share of Quest Minerals (Nevada) Series B preferred stock is convertible into one shares of Quest common stock, subject to proportional adjustment for stock-splits, stock dividends, and recapitalizations. Each share is convertible at the option of the holder, but shall be automatically converted into Quest common stock, at the then applicable conversion price, in the event that, during any period of fifteen (15) consecutive trading days, the average closing price per share of Quest's common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments). The holders of the Series B preferred stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A preferred stock. The holders of the Series B preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $2.50 per share for the Series B preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock.

         On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of Quest common stock.

Note 10 - COMMON STOCK

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

         On July 15, 2004 the company entered into a loan agreement with an unrelated third party in which a promissory note of $250,000 was issued at a rate of 0% (payable upon demand), as well as 150,000 shares of common stock booked to the company as interest.

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 10 - COMMON STOCK (Continued)

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

         On November 22, 2004, the company issued 150,000 shares of common stock valued at $262,500 to reduce existing accrued royalties. As of the quarter ended June 30, 2005, the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the company has accrued the valuation against paid-in capital.

         On December 23, 2004 the company issued 150,000 shares of common stock valued at $277,500 to a third party consulting firm for services rendered.

         On March 9, 2005, 1,000,000 shares of common stock were issued as per a conversion of 546,667 shares of Series A preferred stock.

         On March 10, 2005, the company issued 250,000 shares of common stock valued at $325,000 to reduce existing accrued royalties. As of the quarter ended June 30, 2005 the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the company has accrued the valuation against paid-in capital.

Note 11 - STOCK OPTION / WARRANTS
                                                                                                                        June 30,
         Stock Option / Warrant issuances consist of the following:                                      Exercise         2005
                                                                                          Warrants         price        Valuation
                                                                                        ------------   ------------  --------------
         October 6, 2004 issuance of 250,000 warrants; expiration 2009(a)                    250,000   $       0.75  $      377,750
         December 17, 2004 issuance of 600,000 warrants; expiration 2009(b)                  600,000           1.50         544,800
         February 22, 2005 issuance of 3,900,000 series A warrants; expiration 2010(d)     3,900,000           0.50       6,090,937
         February 22, 2005 issuance of 3,900,000 series B warrants; expiration 2010(d)     3,900,000           1.00       4,685,272
         March 4, 2005 issuance of 2,250,000 series A warrants; expiration 2010 (e)        2,250,000           0.50       2,284,426
         March 4, 2005 issuance of 2,250,000 series B warrants; expiration 2010 (e)        2,250,000           1.00       1,558,737
         April 15, 2005 issuance of 3,000,000 series A warrants; expiration 2010(f)        3,000,000           0.50         727,885
         April 15, 2005 issuance of 3,000,000 series B  warrants; expiration 2010(f)       3,000,000           1.00         288,408
         April 18, 2005 issuance of 2,400,000 series A warrants; expiration 2010(g)        2,400,000           0.50         624,289
         April 18, 2005 issuance of 2,400,000 series B warrants; expiration 2010(g)        2,400,000           1.00         253,190
         Costs associated issued equity                                                                                     166,500
            Less Amortization                                                                                            (6,164,469)
                                                                                        ------------                 --------------
                                                        Totals:                           23,950,000                 $   11,437,725
                                                                                        ============                 ==============

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

         (b). On December 17, 2004, Quest Minerals and Mining signed a 15% per annum promissory note with two third parties; each for $300,000 due on June 17, 2005. As additional compensation to these lenders, the company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggy back registration rights. The Warrants were valued at $544,800 based on the Black Sholes method and will be amortized over a six (6) month period until the converible notes mature.

Note 11 - STOCK OPTION / WARRANTS (continued)

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

         (f). On April 15, 2005, the company engaged in a financial advisory agreement with a third party for assistance with it's strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of twenty (20) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one
         (1) share of common stock at an exercise price of $1.00.. The company categorized the convertible notes as a liability in the amount of $500,000. On April 18, 2005, $250,000 of these obligations were satisfied through a unit deal transaction. The warrants were valued at $1,016,293 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

         (g). On April 18, 2005 the company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% Senior Secured Convertible Note due March 6, 2006; and 150,000 Series A Warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. The warrants were valued at $877,479 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

Note 12 - STOCK COMPENSATION PLAN

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

Note 13 - RELATED PARTY TRANSACTIONS

         Periodically, the officers of the company will insert operational funding from their personal finances as a short-term, 0% loan. As of the quarter ended June 30, 2004, the company carries an outstanding loan of $44,034.

         On January 28, 2005, the Vice President of Quest Minerals and Mining Co. loaned the company $28,500 in order to satisfy a debt payment that had accrued. The loan was fully reimbursed as of March 9, 2005.

         The Company acquires administrative services from a third party consulting company owned by the son of its vice president. As of the first quarter ended June 30, 2005 the company paid $15,500 in cumulative fees for services rendered.

Note 14 - COMMITMENTS AND CONTINGENCIES

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

                          QUEST MINERALS & MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

Note 14 - COMMITMENTS AND CONTINGENCIES (continued)

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

Note 15 - SUBSEQUENT EVENTS

         During the month of June, the company borrowed funds from a third party lender. The balance owed is due on demand and carrys a 0% interest rate. Subsequently, in the month of August 2005 the company has continued to borrow funds from the same lender for an additional $7,000.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                       ---------------------------   ---------------------------
                                           2005           2004            2005          2004
                                       ------------   ------------   ------------   ------------
Net sales                                     100.0%         100.0%           100%           100%
Production costs                              121.7          215.3          129.8          196.3

Selling, general and administrative         1,756.2           51.9          406.7           41.2
Stock compensation                               --          615.0             --          764.7
Warrant amortization                        7,956.7             --        1,693.5             --
Depreciation and amortization                  33.7           11.9           12.9            9.2
Interest                                      239.2            4.0           53.4            2.8
                                       ------------   ------------   ------------   ------------
Operating income (loss)                   (10,011.3)%       (798.2)%     (2,196.3)%       (914.2)%
                                       ------------   ------------   ------------   ------------

Comparison of the three months ended June 30, 2005 and 2004

         Net sales. Net sales for Quest decreased to $52,590, or a decrease of 94.5%, for the three months ended June 30, 2005, from $944,140 for the three months ended June 30, 2004. Quest's sales decreased because Quest has not been generating revenues from its Burning Fork mine since 2004, as the Burning Fork mine has not been in operations since 2004. Further, Quest has only been able to generate revenues from its Gwenco operations in the second quarter of 2005. Equipment breakdowns and lack of working capital caused interruptions in coal mining operations during the second quarter of 2005. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production costs. Production costs decreased to $64,005, or a decrease of 96.8% for the three months ended June 30, 2005, from $2,032,312 for the three months ended June 30, 2004. As a percentage of net sales, production costs decreased to 121.7% of net sales for the three months ended June 30, 2005 versus 215.3% of sales for the three months ended June 30, 2004. On an absolute basis, Quest had lower production costs primarily because it had lower sales and production. On a percentage of sales basis, however, Quest was able to more efficiently operate its mines and reduce its labor and trucking costs on a per sales basis.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $923,607, or 88.4%, for the three months ended June 30, 2005, from $490,279 for the three months ended June 30, 2004. As a percentage of net sales, selling, general, and administrative expenses were 1,756.2% for the three months ended June 30, 2005, as compared to 51.9% for the comparable period in 2004. The increase in selling, general, and administrative expenses reflects the classification of supplies expenses, as most of the supplies were not purchased on a percentage ratio of production, but rather on volume discounted opportunities. The only costs attributed to production were labor and trucking. Additionally, there were more maintenance and repairs incurred on machinery, as Quest was not in a financial position to buy newer equipment. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees.

         Depreciation and amortization. Depreciation expense decreased to $19,278, or 82.8%, for the three months ended June 30, 2005, from $112,587 for the three months ended June 30, 2004. As a percentage of net sales, depreciation expense was 33.7% for the three months ended June 30, 2005, as compared to 11.9% for the comparable period in 2004. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred no stock compensation expense for the three months ended June 30, 2005, compared to $5,806,796 in the three months ended June 30, 2004. This expense in the second quarter of 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

         Warrant Amortization. Quest incurred a warrant amortization expense of $4,184,415 for the three months ended June 30, 2005, compared to no such expense in the three months ended June 30, 2004. This expense in the second quarter of 2005 resulted from the issuance of 13,150,000 warrants to purchase common stock pursuant to various financings since December 2004.

         Interest expense. Interest expense increased to $125,790, or 228.6%, for the three months ended June 30, 2005, from $38,282 for the three months ended March 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $5,264,955 for the three months ended June 30, 2005, compared to an operating loss of $7,536,116 for the three months ended June 30, 2004. It had lower operating losses in the second quarter of 2005 as compared to 2004 primarily because of the stock compensation expense of $5,806,796 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the second quarter of 2004 was $1,729,320. The operating loss for the second quarter of 2005 was largely the result of the deferred warrant amortization expense of $4,184,415 in connection with the issuance of warrants pursuant to various financings since December 2004. Without the deferred warrant amortization, the operating loss for the second quarter of 2005 was $1,080,580. This loss decrease lower production costs as a percentage of revenue in the second quarter of 2005.

         Provision for income taxes. Quest incurred operating losses for the three months ended June 30, 2005 and for the three months ended June 30, 2004. Accordingly, it has made no provision for income taxes.

Comparison of the six months ended June 30, 2005 and 2004

         Net sales. Net sales for Quest decreased to $356,741, or a decrease of 73.5%, for the six months ended June 30, 2005, from $944,140 for the six months ended June 30, 2004. Quest's sales decreased because Quest has not been generating revenues from its Burning Fork mine since 2004, as the Burning Fork mine has not been in operations since 2004. Further, Quest has only been able to generate revenues from its Gwenco operations in the second quarter of 2005. Equipment breakdowns and lack of working capital caused interruptions in coal mining operations during the first half of 2005. These interruptions required Quest to temporarily shut down the mines where the interruptions occurred. No revenues were generated during these interruptions.

         Production costs. Production costs decreased to $463,215, or a decrease of 82.5% for the six months ended June 30, 2005, from $2,645,904 for the six months ended June 30, 2004. As a percentage of net sales, production costs decreased to 129.8% of net sales for the six months ended June 30, 2005 versus 196.3% of sales for the six months ended June 30, 2004. On an absolute basis, Quest had lower production costs primarily because it had lower sales and production. On a percentage of sales basis, however, Quest was able to more efficiently operate its mines and reduce its labor and trucking costs on a per sales basis.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $1,450,940, or 161.3%, for the six months ended June 30, 2005, from $553,323 for the six months ended June 30, 2004. As a percentage of net sales, selling, general, and administrative expenses were 406.7% for the six months ended June 30, 2005, as compared to 41.2% for the comparable period in 2004. [he increase in selling, general, and administrative expenses reflects the classification of supplies expenses, as most of the supplies were not purchased on a percentage ratio of production, but rather on volume discounted opportunities. The only costs attributed to production were labor and trucking. Additionally, there were more maintenance and repairs incurred on machinery, as Quest was not in a financial position to buy newer equipment. Further, Quest incurred additional expense from the addition of administrative personnel. In addition, Quest carries increased administrative cost as a result of being a public company, including legal and accounting fees.

         Depreciation and amortization. Depreciation expense decreased to $46,030, or 62.8%, for the six months ended June 30, 2005, from $123,755 for the six months ended June 30, 2004. As a percentage of net sales, depreciation expense was 12.9% for the six months ended June 30, 2005, as compared to 9.2% for the comparable period in 2004. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

         Stock Compensation. Quest incurred no stock compensation expense for the six months ended June 30, 2005, compared to $10,306,886 in the three months ended June 39, 2004. This expense in the first two quarters of 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

         Warrant Amortization. Quest incurred a warrant amortization expense of $6,041,000 for the six months ended June 30, 2005, compared to no such expense in the six months ended June 30, 2004. This expense in the first half of 2005 resulted from the issuance of 13,150,000 warrants to purchase common stock pursuant to various financings since December 2004.

         Interest expense. Interest expense increased to $190,514, or 397.7%, for the six months ended June 30, 2005, from $38,282 for the six months ended March 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco.

         Operating loss. Quest incurred an operating loss of $7,835,238 for the six months ended June 30, 2005, compared to an operating loss of $12,322,250 for the six months ended June 30, 2004. It had lower operating losses in the first two quarters of 2005 as compared to 2004 primarily because of the stock compensation expense of $10,306,886 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the first two quarters of 2004 was $2,051,364. The operating loss for the second quarter of 2005 was largely the result of the deferred warrant amortization expense of $6,041,280 in connection with the issuance of warrants pursuant to various financings since December 2004. Without the deferred warrant amortization, the operating loss for the second quarter of 2005 was $1,793,958. This loss decrease lower production costs as a percentage of revenue in the first half of 2005.

         Provision for income taxes. Quest incurred operating losses for the six months ended June 30, 2005 and for the six months ended June 30, 2004. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at June 30, 2005 was $6,751,563. It had cash of $3,919 as of June 30, 2005.

         Quest used $1,481,523 of net cash in operating activities for the six months ended June 30, 2005, compared to using $412,170 in the three months ended March 31, 2004. Cash used in operating activities for the six months ended June 30, 2005 was mainly due its net loss of $7,835,238. The net loss was offset by $46,030 of depreciation, $6,041,280 in deferred warrant amortization, a decrease of $38,559 in account receivables, and an increase of $227,846 in accounts payable and accrued expenses.

         Net cash flows used in investing activities were $173,000 for the six months ended June 30, 2005, compared to using $621,080 in the six months ended June 30, 2004. Cash used by investing activities for the six months ended June 30, 2005 resulted from the purchase of equipment of $150,000 and the payment of security deposits in the amount of $23,000.

         Net cash flows provided by financing activities were $1,556,222 for the six months ended June 30, 2005, compared to $1,183,089 provided by financing activities the six months ended June 30, 2004. This increase in net cash provided by financing activities is due to Quest's borrowings of 2,025,000 pursuant to various notes. This increase was offset by repayments of loans payable of $468,778.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Quest carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this quarterly report on Form 10-QSB. Based on that evaluation, they concluded that Quest's disclosure controls and procedures are not effective to ensure that information required to be disclosed in Quest's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. For purposes of increasing the effectiveness of its disclosure controls and procedures, Quest has retained the services of a forensic accountant to quantify any alleged embezzlements and is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

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

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

         10% Notes payable to Duke Energy Merchants                747,894
         6% Note payable to National City Bank of Kentucky         235,907
         9 1/2% Note payable to National City Bank of Kentucky      84,565
         10% Note payable to Professionals Traders Fund            245,000
         15% Note payable to Gross Foundation                      300,000
         15% Note payable to AF Capital, LLC                       300,000

         As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky.

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS

Item No.   Description                                      Method of Filing
--------   -----------                                      ----------------
31.1       Certification of William R. Wheeler pursuant     Filed electronically
           to Rule 13a-14(a)                                herewith.
32.1       Chief Executive Officer Certification            Filed electronically
           pursuant to 18 U.S.C. ss. 1350 adopted           herewith.
           pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUEST MINERALS & MINING CORP.


August 30, 2005                       /s/ WILLIAM R. WHEELER
                                      ------------------------------------------
                                      William R. Wheeler
                                      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)