Form 10QSB
period 2005-09-30
Quest Minerals & Mining Corp
filed 2005-12-09
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________

                         Commission File No.: 000-32131


                          QUEST MINERALS & MINING CORP.
             (Exact name of registrant as specified in its charter)


                  Utah                                  87-0429950
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                      26 Davidson Hill Road (P.O. Box 353)
                             Belfry, Kentucky 41502
                    (Address of principal executive offices)

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

As of November 10, 2005, 60,450,778 shares of our common stock were outstanding.

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

                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET

                                                                             September 30,
                                                                                 2005
                                                                             ------------
                                                                              (unaudited)
                                     ASSETS

Current Assets
   Cash                                                                      $      2,241
   Receivables                                                                          -
                                                                             ------------
      Total current assets                                                          2,241


Mineral interests, net (Note 2)                                                 5,410,471
Equipment, net (Note 5)                                                           424,572
Other receivables, net (Note 6)                                                   668,000
Deferred stock option/warrant issuance, net (Note 11)                           7,267,814
                                                                             ------------

      TOTAL ASSETS                                                           $ 13,773,098
                                                                             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 7)                             $  2,521,071
  Loans payable (Note 8)                                                        2,798,228
  Bank loans (Note 8)                                                           1,068,366
  Related party loans (Note 8)                                                    244,034
                                                                             ------------

      TOTAL CURRENT LIABILITIES                                                 6,631,699

Other Liabilities
  Unearned revenues (Note 7)                                                      668,000
  Long-term liabilities (Note 8)                                                  100,000
                                                                             ------------

      TOTAL LIABILITIES                                                         7,399,699

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,333 shares at September 30, 2005            453
    SERIES B - issued and outstanding 386,275 shares at September 30, 2005            386
  Common stock, par value $0.001, 250,000,000 shares authorized;
    issued and outstanding 54,750,778 shares at September 30, 2005;                54,752

  Equity held in escrow (Note 10)                                                (587,500)

  Paid-in capital                                                              59,934,653
  Accumulated Deficit                                                         (53,029,345)
                                                                             ------------

Total Stockholders' Equity                                                      6,373,399
                                                                             ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 13,773,098
                                                                             ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                   September 30,

                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Revenue:
   Coal Revenues                                $          -       1,035,594    $    356,741       2,383,494
   Interest and Other                                      -               -               -               -
                                                ------------    ------------    ------------    ------------

          Total Revenues                                   -       1,035,594         356,741       2,383,494
                                                ------------    ------------    ------------    ------------

Expenses:
   Deferred warrant amortization                   4,176,577               -      10,217,857               -
   Stock compensation                                      -       5,797,620               -      16,104,506
   Production costs                                        -       1,951,622         463,215       4,597,526
   Selling, general and administrative               710,721          91,689       2,161,661         647,012
   Interest                                        1,566,503         511,277       1,757,020         549,559
   Depreciation and Amortization                      12,388          78,298          58,418         202,053
                                                ------------    ------------    ------------    ------------

          Total Operating Expenses                 6,466,189       8,430,506      14,658,171      22,100,656
                                                ------------    ------------    ------------    ------------

Loss from Operations                              (6,466,189)     (7,394,912)    (14,301,430)    (19,717,162)

Provision for Income taxes                                 -               -               -               -
                                                ------------    ------------    ------------    ------------

Net loss                                        $ (6,466,189)   $ (7,394,912)   $(14,301,430)   $(19,717,162)
                                                ============    ============    ============    ============


Basic and diluted loss per common share         $      (0.13)   $      (0.17)   $      (0.30)   $      (0.53)
                                                ============    ============    ============    ============

Weighted average common shares outstanding        48,506,008      42,711,058      47,544,350      37,291,690
                                                ============    ============    ============    ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                         2005            2004
                                                                     ------------    ------------
Operating Activities
--------------------
   Net loss                                                          $(14,301,430)   $(19,717,162)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation                                                            58,418         202,053
   Stock compensation                                                           -      16,104,506
   Stock issued for services                                              530,925
   Stock issued for interest                                            1,536,079         487,500
   Deferred warrants                                                   10,217,857               -
   Reverse Merger adjustment                                                    -         (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                      38,559          32,553
   Increase (decrease) in accounts payable and accrued expenses           371,791         786,933
                                                                     ------------    ------------
   Net cash used by operating activities                               (1,547,801)     (2,134,433)

Investing Activities
--------------------
   Mine Development                                                             -        (605,394)
   Equipment purchased                                                   (150,000)        (15,686)
   Security deposits                                                      (23,000)
                                                                     ------------    ------------
   Net cash used by investing activities                                 (173,000)       (621,080)

Financing Activities
--------------------
   Sale of Common Stock                                                         -       1,895,902
   Repayments                                                            (468,778)       (449,113)
   Borrowings                                                           2,089,600       1,168,364
                                                                     ------------    ------------
   Net cash provided by financing activities                            1,620,822       2,615,153
                                                                     ------------    ------------
   Increase (decrease) in cash                                            (99,979)       (140,360)
   Cash at beginning of period                                            102,220         150,389
                                                                     ------------    ------------
   Cash at end of period                                             $      2,241    $     10,029
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                        $          -    $     38,282
                                                                     ============    ============
     Income taxes                                                    $          -    $          -
                                                                     ============    ============
Common Stock issued for:
     Interest                                                        $ 15,365,079    $    487,500
                                                                     ============    ============
     Legal Services                                                  $    191,000    $          -
                                                                     ============    ============
     Consulting Services                                             $    339,925    $          -
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 -  ORGANIZATION & OPERATIONS

          Quest Minerals & Mining Corp. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985, as Sabre, Inc. for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. The Company subsequently changed its name to Tillman International, Inc., then Quest Minerals & Mining Corp. The Company has leasehold interests in certain properties in Eastern Kentucky, is seeking to re-commence coal mining operations on these properties, and is looking to acquire additional coal properties.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The unaudited consolidated financial statements of the Company include all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations of the Company for the interim periods presented. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results of operations for the entire year ending December 31, 2005. Certain amounts from prior periods have been reclassified to conform with the period ended September 30, 2005.

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining Ltd., Quest Energy Ltd., EZ Mining Co., Inc., Taylor Mining, Ltd., Gwenco, Inc., and Quest Marine Terminal, Ltd. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

          Management Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Mineral property acquisition costs include any cash consideration and the fair market value of common shares and preferred shares, based on the trading price of the shares, or, if no trading price exists, on other indicia of fair market value, issued for mineral property interests, pursuant to the terms of the agreement or based upon an independent appraisal.

          Administrative expenditures are expensed in the year incurred.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

          Deferred Mine Equipment

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

          Revenue Recognition

          Coal sales revenues are sales to customers of coal produced at the Company's operations. The Company recognizes revenue from coal sales at the time title passes to the customer.

          Income Taxes

          The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the quarter ended September 30, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 -  SIGNICANT ACCOUTNING POLICIES (Continued)

          Fair Value

          The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2004. As of the quarter ended September 30, 2005, the Company had no securities available-for-sale.

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

          Reverse stock split

          On January 29, 2004, the Company effected a 1-for-100 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

NOTE 3 -  GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $38,005,209 and $416,864 for the years ended December 31, 2004 and 2003 and had a working capital deficit of $4,757,598 at December 31, 2004. For the nine months ended September 30, 2005 the Company had a net loss of $14,301,430, of which $10,217,857 was due to deferred warrant amortization. The working capital deficit as of September 30, 2005 was $6,629,458. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 4 -  OPERATING AGREEMENTS

          As a result of the acquisition of Gwenco, Inc., the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the quarter ended September 30, 2005, Gwenco owed approximately $354,454 in lease payments.

          On September 12, 2005, the Company entered into an agreement that grants them the right of first refusal to provide funding to a third party entity for various coal and oil and gas properties owned, leased, or otherwise controlled by the third party entity.

NOTE 5 -  EQUIPMENT

          Equipment consisted of the following:     September 30,
                                                        2005
                                                        ----

          Mining equipment                          $   831,820
          Office equipment                                3,869
          Less accumulated depreciation                (411,117)
                                                    ------------

          Equipment - net                           $   424,572
                                                    ============

          The Company depreciates its mining equipment over a 15 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used.

NOTE 6 -  OTHER RECEIVABLES


          Other Receivables consisted of the following:     September 30,
                                                                2005
                                                                ----

          D&D Contracting, Inc.*                            $   678,349
          Less allowance                                        (10,349)
                                                            ------------

          Other Receivables - net                           $   668,000
                                                            ============

          *The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of the quarter ended September 30, 2005, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 7 -       ACCOUNTS PAYABLE & ACCRUED EXPENSES

          Accounts payable and accrued expenses
          consist of the following:                  September 30,
                                                         2005
                                                         ----
          Accounts payable                           $    693,196
          Accrued royalties payable-operating             572,278
          Accrued bank claim*                             650,000
          Accrued taxes                                   114,741
          Accrued interest                                277,041
          Accrued expenses                                213,815
                                                     -------------
                                                        2,521,071

          Unearned Revenues**                             668,000

                                                     $  3,189,071
                                                     =============

          *During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the quarter ended September 30, 2005, the Company is still negotiating with the bank for a resolution.

          **As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the quarter ended September 30, 2005, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 -  NOTES PAYABLE

          Notes payable consist of the following:                  September 30,
                                                                       2005
                                                                       ----
          E-Z MINING CO., INC.:
             0% Notes payable (a) - I.-III.                        $  202,864

          QUEST MINERALS & MINING CORP.
          0% Notes payable to IAB (c).                                250,000
          15% Notes payable to GROSS FOUNDATION (f).                  300,000
          15% Notes payable to AF CAPITAL, LLC (g).                   300,000
          7% Notes payable to GREENWOOD PARTNERS (j).                 650,000
          7% Notes payable to GREENWOOD PARTNERS (k).                 375,000
          7% Notes payable to GREENWOOD PARTNERS (l).                 400,000
          10% Notes payable to GREENWOOD PARTNERS (m).                239,500
          0% Notes payable (n).                                       145,500

          QUEST ENERGY, LTD:
             18% Employee Notes (d).                                   35,364

          GWENCO, INC.: (Bank Loans)
            10% Notes payable to Duke Energy Merchants (h).           747,894
             6% Note payable to National City Bank of Kentucky (h).   235,907
          91/2% Note payable to National City Bank of Kentucky (h).    84,565

          GWENCO, INC.: (Related-Party Loans)
             0% Notes Due Officers (i).                                44,034
             6% Notes payable to Scott Whitson (b).                   200,000
                                                                   ----------
                                                                    4,210,628
             Less current portion                                   4,110,628
                                                                   ----------

          Long-Term Debt:                                          $  100,000
                                                                   ==========

          (a) - I. On December 16, 2003, the Company agreed to pay its mine engineer $0.10 per ton of coal mined for the life of the mine. As of the quarter ended June 30, 2005, payments totaling $10,000 had been made. The Company estimates this liability at $110,000, of which $10,000 is considered current.

          (a) - II. On December 22, 2003, the Company, under a lease-purchase agreement, acquired $38,000 of equipment. The $38,000 is payable as follows: $5,000 to be paid prior to December 31, 2003, and the balance payable in monthly installments of $5,000 each beginning February 1, 2004 until the $38,000 is paid. A $1.00 buyout is payable after the $38,000 has been paid. As of the quarter ended September 30, 2005, the loan was in default. Currently, the equipment is being held by the seller until further payments can be made.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 -  NOTES PAYABLE (Continued)

          (a) - III. The remaining payables consist of various third parties related to the former CFO of the Company. They are notes due on demand, which carry a 0% rate of interest.

          (b) On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the quarter ended September 30, 2005, the Company is in default, however, the creditor has agreed to provide an extension of payment.

          (c) On July 15, 2004, the Company signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.

          (d) On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. As of the quarter ended September 30, 2005, the Company continues to make monthly payments against the loans.

          (f) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. As of the quarter ended September 30, 2005, the note was in default.

          (g) On December 17, 2004, the Company signed a 15% per annum promissory note with AF Capital for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. As of the quarter ended September 30, 2005, the note was in default.

          (h) These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

          (i) As of the quarter ended September 30, 2005, officers of the Company had loaned the Company $44,034. The loan carries a 0% rate of interest.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 -  NOTES PAYABLE (Continued)

          (j) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
          (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction.

          (k) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
          (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction.

          (l) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction.

          (m) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured.

          (n) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 9 -  PREFERRED STOCK

          Series A

          Each share of Quest Minerals (Nevada) Series A preferred stock is convertible into a maximum of five (5) shares of the Company's common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of the Company's common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004, the Company has the option of redeeming the Series A preferred stock at a price equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends. The Series A Preferred Stock has no voting rights.

          On October 5, 2004, 1,000,000 shares of the Series A preferred stock were converted into 1,004,689 shares of the Company's common stock.

          On March 9, 2005, 546,667 shares of the Series A preferred stock were converted into 1,000,000 shares of the Company's common stock.

          Series B

          Each share of the Company's Series B preferred stock is convertible into one shares of the Company's common stock, subject to proportional adjustment for stock-splits, stock dividends, and recapitalizations. The Series B preferred stock is convertible at the option of the holder, but shall be automatically converted into the Company's common stock, at the then applicable conversion price, in the event that, during any period of fifteen (15) consecutive trading days, the average closing price per share of Quest's common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments). The holders of the Series B preferred stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A preferred stock. The holders of the Series B preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $2.50 per share for the Series B preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock.

          On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of the Company's common stock.

NOTE 10 - COMMON STOCK

          On February 6, 2004, the Company issued 17,500,000 shares of its common stock pursuant to its 2004 Stock Compensation Plan.

          On February 9, 2004, the Company issued 22,500,000 shares of common stock in exchange for all of the outstanding shares of Quest Minerals (Nevada) in a transaction accounted for as a reverse merger.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 10 - COMMON STOCK (Continued)

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

          During the quarter ended June 30, 2004, the Company sold 510,000 restricted common shares at $1.00 per share for proceeds of $510,000. Additionally, the Company issued 191,667 shares for advertising and consulting services. The Company expensed the shares issued for services at the then current market value totaling $510,418.

          During the quarter ended June 30, 2004, the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the Company to foreign investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer-price. The unrelated third party would receive the remaining 60%. The Company subsequently sold 391,245 shares for net proceeds of $520,200. A 10% finder's fee of the net proceeds went to another unrelated third party and was expensed to consulting.

          On July 14, 2004, the Company issued 1,550,000 common shares as part of an Option Transfer Agreement, which, if exercised, would give the Company all of the outstanding equity interests of another mining company. The agreement also included a $60,000 cash payment. At market share valuation, the Company expensed this issuance for $4,960,000.

          On July 15, 2004, the Company entered into a loan agreement with an unrelated third party in which a promissory note of $250,000 was issued at a rate of 0% (payable upon demand), as well as 150,000 shares of common stock which the Company booked as interest.

          During the quarter ended September 30, 2004, the Company entered into an agreement with an unrelated third party in which the third party would act as an escrow agent to sell common stock of the Company to foreign investors under Regulation S. Under this agreement, the Company would receive 40% of the shares sold at the offer-price. The unrelated third party would receive the remaining 60%. The Company subsequently sold 156,990 shares for net proceeds of $215,700. A 10% finder's fee of the net proceeds went to another unrelated third party and was expensed to consulting.

          On September 30, 2004, the Company issued 31,800 shares valued at $92,188 to investors as per a penalty agreed to in the original Regulation D private placement.

          On October 5, 2004, the Company issued 1,004,689 shares of common stock upon conversion of 1,000,000 shares of Series A preferred stock.

          On October 22, 2004, the Company received 800 shares of common stock that were issued under a wrong name. The Company reduced its paid-in capital by $1,920.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 10 - COMMON STOCK (Continued)

          On November 1, 2004, the Company reversed its outstanding issuance of 500,000 shares of common stock due to its rescission agreement with D&D Contracting. There was no loss valuation assigned to these shares, as they had only been booked as a reconciliation entry.

          On November 1, 2004, the Company issued 1,000,000 shares of common stock upon conversion of Series B preferred stock.

          On November 22, 2004, the Company issued 150,000 shares of common stock valued at $262,500 to reduce existing accrued royalties. As of the quarter ended September 30, 2005, the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the Company has accrued the valuation against paid-in capital.

          On December 23, 2004, the Company issued 150,000 shares of common stock valued at $277,500 to a third party consulting firm for services rendered.

          On March 9, 2005, the Company issued 1,000,000 shares of common stock upon conversion of 546,667 shares of Series A preferred stock.

          On March 10, 2005, the Company issued 250,000 shares of common stock valued at $325,000 to reduce existing accrued royalties. As of the quarter ended September 30, 2005 the shares were being held in escrow until an agreement can be made to settle the existing debt. Since the shares are on reserve, the Company has accrued the valuation against paid-in capital.

          On September 12, 2005, the Company issued 2,000,000 shares of common stock valued at $200,000 pursuant to an agreement with JJ Resources, which allows the Company the right of first refusal to acquire financing for future mining opportunities. The issuance was capitalized as mining development costs have already accrued for the initial Apollo #1 project.

          On September 13, 2005, the Company issued 2,400,000 shares of common stock pursuant to its 2005 Stock Incentive Plan as stock awards for various consulting and legal services. The Company expensed $312,000 as per market valuation at time of issuance.

          On September 26, 2005, the Company issued 1,575,000 shares of common stock pursuant to its 2005 Stock Incentive Plan as stock awards for various consulting and legal services. The Company expensed $218,925 as per market valuation at time of issuance.

          On September 29, 2005, the Company issued 800,000 shares of common stock at market value as per a consulting agreement initiated with an unrelated third party. The Company expensed $120,000 as per market valuation at the time of issuance.

          On September 29, 2005, the Company issued 454,545 shares of common stock at market value as per a consulting agreement initiated with an unrelated third party on August 31, 2005. The Company expensed $50,000 as per market valuation at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 11 - STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances consist of the following:

                                                                                                                September 30
                                                                                                                    2005
                                                                                                                    ----

                                                                                                    Exercise
                                                                                      Warrants        Price       Valuation
                                                                                   -------------  ------------  -------------
October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a).                      250,000     $  0.75     $     377,750

December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b).                    600,000        1.50           544,800

February 22, 2005 issuance of 3,900,000 series A warrants; expiration 2010 (c).       3,900,000        0.50         6,090,937

February 22, 2005 issuance of 3,900,000 series B warrants; expiration 2010 (c).       3,900,000        1.00         4,685,272

March 4, 2005 issuance of 2,250,000 series A warrants; expiration 2010 (d).           2,250,000        0.50         2,284,426

March 4, 2005 issuance of 2,250,000 series B warrants; expiration 2010 (d).           2,250,000        1.00         1,558,737

April 15, 2005 issuance of 3,000,000 series A warrants; expiration 2010 (e).          3,000,000        0.50           727,885

April 15, 2005 issuance of 3,000,000 series B  warrants; expiration 2010 (e).         3,000,000        1.00           288,408

April 18, 2005 issuance of 2,400,000 series A warrants; expiration 2010 (f).          2,400,000        0.50           624,289

April 18, 2005 issuance of 2,400,000 series B warrants; expiration 2010 (f).          2,400,000        1.00           253,190

May 16, 2005 issuance of 10,260,028 warrants; expiration 2007 (g).                   10,260,028        0.10         1,536,079

Costs associated issued equity                                                                                        166,500
                                                                                   -------------                -------------

Less Amortization                                                                                                 (11,870,459)

                                                                     TOTALS:         34,210,028                 $   7,267,814
                                                                                   =============                =============

          (a) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. In consideration of this loan, the Company issued a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the Company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $0.75. The warrants were adjusted to a valuation of $591,896 based on the Black Sholes method and were completely amortized.

          (b) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to these lenders, the Company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. The warrants were valued at $544,800 based on the Black Sholes method and will be amortized over a six (6) month period until the convertible notes mature.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 11 - STOCK OPTION / WARRANTS (Continued)

          (c) On February 22, 2005,the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
          (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

          (d) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
          (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $3,843,163 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

          (e) On April 15, 2005, the Company engaged in a financial advisory agreement with a third party for assistance with it's strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of twenty (10) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50; and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00.. The Company categorized the convertible notes as a liability in the amount of $250,000. On April 18, 2005, these obligations were satisfied through a unit deal transaction. The warrants were valued at $1,016,293 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

          (f) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $877,479 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 11 - STOCK OPTION / WARRANTS (Continued)

          (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured.

NOTE 12 - STOCK COMPENSATION PLAN

          During January 2004 and prior to the reverse merger, the Company approved the 2004 Stock Compensation Plan for employees and consultants (the "Plan"). In February 2004, pursuant to the Plan, 17,500,000 shares of common stock were issued as payment to consultants in lieu of cash for services provided pursuant to consulting agreements. The fair value of the shares of $21,875,000 was recorded as deferred compensation expense to be amortized over the period of the consulting agreements. These shares were registered on a Form S-8 registration statement. As of December 31, 2004, the Company has amortized the entire amount to stock compensation expense.

NOTE 13 - RELATED PARTY TRANSACTIONS

          On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the quarter ended September 30, 2005, the Company is in default, however, the creditor has agreed to provide an extension of payment.

          Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the quarter ended September 30, 2004, the Company carries an outstanding balance on these loans of $44,034.

          On January 28, 2005, the Vice President of the Company loaned the Company $28,500 in order to satisfy a debt payment that had accrued. The loan was fully reimbursed as of March 9, 2005.

          The Company acquires administrative services from a third party consulting company owned by the son of its vice president. For the three quarters ended September 30, 2005, the Company paid $17,750 in cumulative fees for services rendered.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          The Company is subject to certain asserted and unasserted claims encountered in a fraud action committed by former employees of the Company against a local bank. It is the Company's belief that the resolution of these matters will not have a material adverse effect on the financial position or results of operations, however, the Company cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.

          On or about December 21, 2004, the Company terminated its Chief Financial Officer for cause, as it had reason to believe he had participated in a bank fraud scheme. The Chief Financial Officer's replacement has not been appointed at this time.

          Upon initial completion of an audit by counsel retained by the Company for that purpose, among others, it has been determined that over $700,000 has been embezzled by former employees of the Company and its indirect wholly-owned subsidiary, Quest Energy, Ltd., including the Company's former Chief Executive Financial Officer and Quest Energy's former President and assisted by others who conspired with them. At this time, the Company is unable to quantify the scope of the fraud or the impact that the fraud will have on its financial statements. The Company has retained a forensic accountant to quantify the scope of the fraud.

          As an indirect result of this embezzlement, the Company currently lacks sufficient working capital. The Company anticipates that it will receive equity financing and/or debt financing in the form of a private placement, or public offering to provide additional working capital, and it believes that it will be successful in obtaining additional working capital. However, it is possible that the Company will be unable to obtain additional financing on acceptable terms or at all.

          In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against the Company's indirect wholly-owned subsidiary, Gwenco, Inc., and a former director of the Company for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco is are actively defending the action.

          On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. The Company believes that it has meritorious defenses, and counterclaims, against the former director. The Company has been defending the Duke litigation for about one year and believes that that portion of the litigation will be settled for a modest discount on the amount owed to Duke. Certain allegations could result in forfeiture of control of the mine. While the Company believes that it has meritorious defenses and set-offs against the former director, an adverse ruling would materially and adversely affect the Company and could result in the loss of the Company's sole operating mines.

          On May 16, 2005, the Company entered into various financing documents in order to secure previous loans and obligations. These agreements included a term loan, assignment of leases and subleases, security agreement and fixture filing mortgage up to $1,000,000, and a collateral agency and intercreditor agreement, all of which were designed to grant a security interest in various assets of the Company and Gwenco, one of the Company's wholly owned subsidiaries, to the creditors. The mortgage obligation expires on March 31, 2035.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          In light of these occurrences and due in part to the apparent participation of its former Chief Financial Officer in this scheme, the Company has determined that the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(f) have not been effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The Company is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

NOTE 15 - SUBSEQUENT EVENTS

          On October 5, 2005, the Company issued 200,000 shares of common stock valued at $19,000 as per a consulting agreement initiated with an unrelated third party.

          On October 13, 2005, the Company issued 3,000,000 shares of common stock pursuant to its 2005 Stock Incentive Plan as stock awards for various consulting services. The Company expensed $330,000 as per market valuation at time of issuance.

          On October 19, 2005, the Company issued 2,500,000 shares of common stock pursuant to its 2005 Stock Incentive Plan as stock awards for various consulting and legal services. The Company expensed $400,000 as per market valuation at time of issuance.

          On or about November 2, 2005, Professional Traders Fund commenced an action in the United States District Court for the Southern District of New York against the Company and Gwenco for breach of a credit agreement and guaranty. Professional Traders Fund is seeking approximately $264,000 in principal as well as interest, fees, and costs. The Company believes that it has several meritorious defenses to this action and is defending it vigorously.

          On or about November 3, 2005, Professional Traders Fund and ANC Group, Inc., as collateral agent for Professional Traders Fund, commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Quest Energy, National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining. In this action, Professional Traders Fund is again suing for breach of the credit agreement and seeking approximately $264,000 in principal as well as interest, fees, and costs. Further, ANC Group is seeking, as collateral agent for the benefit of Professional Traders Fund, be adjudged a lien on certain real and personal property of Gwenco pursuant to an amended and restated security agreement, that said real and personal property be sold to satisfy the aforesaid lien and that the liens of ANC Group, as collateral agent for the benefit of Professional Traders Fund, attach to the proceeds of the sale, and that the claims of National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining be required to set up their claims or be forever barred. The Company believes that it has several meritorious defenses to this action and is defending it vigorously.

          On November 7, 2005, the Company officially dissolved Taylor Mining, Ltd., a wholly owned subsidiary located in Kentucky.

          On December 8, 2005, the Company issued 5,000,000 shares of its common stock in an offshore private placement at $0.05 per share. The issuance was exempt from registration pursuant to Regulation S of the Act.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 15 - SUBSEQUENT EVENTS (Continued)

          On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. The issuance was exempt from registration pursuant to Regulation S of the Act.

          On December 8, 2005, the Company entered into an employment agreement with each of its President and Vice President. Each agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, each of the President and Vice President will receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan to be adopted by the Company. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreements.

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

     Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy. Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, of Gwenco, Inc., a Kentucky corporation, or Gwenco, of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine, and of Taylor Mining, Ltd., a Kentucky corporation, or Taylor Mining.

     Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams. In 2004, Gwenco had reopened Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam. This seam of high quality compliance coal is located at Slater's Branch, South Williamson, Kentucky.

     Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine in June 2005. Since that time, Quest has been seeking sufficient working capital to resume mining operations at this mine.

     Quest has recently retained Shelbi Coal Company as its contract miner to resume mining operations at Pond Creek. Quest and Shelbi Coal have completed the required rehabilitation of the Pond Creek mine and are ready to resume production in the next few weeks. Under the terms of the agreement with Shelbi Coal, Shelbi will provide all equipment and labor necessary to resume the coal mining production at the Pond Creek mine, and Quest will receive $4.75 per ton of clean coal mined from Pond Creek.

     Using continuous mining techniques, before the shutdown of the Gwenco mines, Quest had driven approximately 1,200 feet to where the coal may be thickening to above 36 inches, based on estimates from core-hole drilling. During the initial period, coal was sent to a preparation plant to be washed. After re-opening the Pond Creek mine, once thicker coal is reached, Quest and Shelbi intend to commence implementation of two continuous mining operations estimated to yield about 20,000 tons of clean coal per month.

     In addition, on September 12, 2005, Quest entered into a right of first refusal agreement with JJ Resources of Kentucky, Inc. Pursuant to this agreement, JJ Resources granted to Quest a right of first refusal to provide all financing to JJ Resources for certain coal and oil and gas properties owned, leased, or otherwise controlled by JJ Resources. Quest has the right to provide $500,000.00 for the first property, called the Apollo #1 project, within ninety
(90) days of the agreement, for which Quest will be paid $5.00 per ton of clean coal for the first 150,000 tons of clean coal mined from Apollo #1, $2.00 per ton of clean coal for the next 1,000,000 tons of clean coal mined from Apollo #1, and $1.00 per ton of clean coal mined from Apollo #1 thereafter. In addition, each additional financing for property owned, leased, or otherwise controlled by JJ Resources will be negotiated on a case-by-case basis, but Quest shall have the exclusive right for a minimum of ninety (90) days in each case to provide the desired financing, in whole or in part, upon investment terms to be negotiated. In exchange for this right of first refusal, Quest issued 2,000,000 shares of its common stock to JJ Resources Land Trust.

     E-Z Mining operated a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Quest has permanently shut down the operations at the Burning Fork #1 mine.

     Quest Marine had leased from Monday Coal, LLC a barge loadout facility and associated real property, consisting of approximately 13.89 acres, located at Mile Point 318.9 on the Ohio River. Monday Coal terminated the lease for non-payment in February 2005, and Quest is currently seeking a refund of its deposit with Monday Coal of approximately $28,000.

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

Results of Operations

Basis of Presentation

     The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                          ---------------------     -----------------------
                                             2005        2004          2005          2004
                                          ---------   ---------     ---------     ---------
Net sales                                       0.0%      100.0%        100.0%        100.0%
Production costs                                N/A       188.5         129.8         192.9

Selling, general and administrative             N/A         8.9         605.9          27.2
Stock compensation                               --       559.8            --         675.7
Warrant amortization                            N/A          --       2,684.2            --
Depreciation and amortization                   N/A         7.6          16.4           8.5
Interest                                        N/A        49.4         492.5          23.0
                                          ---------   ---------     ---------     ---------

Operating income (loss)                         N/A      (714.1)%    (4,008.9)%      (827.2)%
                                          ---------   ---------     ---------     ---------

Comparison of the three months ended September 30, 2005 and 2004

     Net sales. Net sales for Quest decreased to zero ($0.00), or a decrease of 100.0%, for the three months ended September 30, 2005, from $1,035,594 for the three months ended September 30, 2004. Quest's sales decreased because Quest has not been generating revenues from any of its mines since June 30, 2005. Equipment breakdowns and lack of working capital caused Quest to shut down the mines during this period, and no revenues were generated during these interruptions.

     Production costs. Production costs decreased to zero ($0.00), or a decrease of 100.0% for the three months ended September 30, 2005, from $1,951,622 for the three months ended September 30, 2004. Quest had lower production costs primarily because it had shut down its mines during the period.

     Selling, general, and administrative. Selling, general and administrative expenses increased to $710,721, or 675.1%, for the three months ended September 30, 2005, from $91,689 for the three months ended September 30, 2004. The primary reason for this increase was that Quest incurred $530,925 in stock compensation expense for the three months ended September 30, 2005. The increase in selling, general, and administrative costs also results from the addition of administrative personnel, additional consultants, the administrative cost as a result of being a public company, and additional legal fees and accounting fees.

     Depreciation and amortization. Depreciation expense decreased to $12,388, or 84.2%, for the three months ended September 30, 2005, from $78,298 for the three months ended September 30, 2004. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

     Stock Compensation. Quest incurred $5,797,620 in stock compensation expense in the three months ended September 30, 2004. This expense in the third quarter of 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

     Warrant Amortization. Quest incurred a warrant amortization expense of $4,176,577 for the three months ended September 30, 2005, compared to no such expense in the three months ended September 30, 2004. This expense in the third quarter of 2005 resulted from the issuance of 23,950,000 warrants to purchase common stock pursuant to various financings since October 2004.

     Interest expense. Interest expense increased to $1,566,503, or 206.4%, for the three months ended September 30, 2005, from $511,277 for the three months ended March 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and the expense associated with the issuance of a now-disputed warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

     Operating loss. Quest incurred an operating loss of $6,466,189 for the three months ended September 30, 2005, compared to an operating loss of $7,394,912 for the three months ended September 30, 2004. It had lower operating losses in the second quarter of 2005 as compared to 2004 primarily because of the stock compensation expense of $5,797,620 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the second quarter of 2004 was $1,597,292. The operating loss for the third quarter of 2005 was largely the result of the deferred warrant amortization expense of $4,176,577 in connection with the issuance of warrants pursuant to various financings since October 2004. Without the deferred warrant amortization, the operating loss for the second quarter of 2005 was $2,289,612. This loss resulted from a lack of revenues in the third quarter of 2005, $1,566,503 in interest expense, and stock compensation expense of $530,925.

     Provision for income taxes. Quest incurred operating losses for the three months ended September 30, 2005 and for the three months ended September 30, 2004. Accordingly, it has made no provision for income taxes.

Comparison of the nine months ended September 30, 2005 and 2004

     Net sales. Net sales for Quest decreased to $356,741, or a decrease of 85.0%, for the nine months ended September 30, 2005, from $2,383,494 for the nine months ended September 30, 2004. Quest's sales decreased because Quest has not been generating revenues from its Burning Fork mine since 2004, as the Burning Fork mine has not been in operations since 2004. Further, Quest had only been able to generate revenues from its Gwenco operations in the first half of 2005, and did not generate any revenues from Gwenco during the third quarter. Equipment breakdowns and lack of working capital caused interruptions in coal mining operations during the first half of 2005, and thereafter, as a result of equipment breakdowns and a lack of working capital, Quest had to shut down the mines. No revenues were generated during these interruptions.

     Production costs. Production costs decreased to $463,215, or a decrease of 90.0% for the nine months ended September 30, 2005, from $4,597,526 for the nine months ended September 30, 2004. As a percentage of net sales, production costs decreased to 129.8% of net sales for the nine months ended September 30, 2005 versus 192.9% of sales for the nine months ended September 30, 2004. On an absolute basis, Quest had lower production costs primarily because it had lower sales and production. On a percentage of sales basis, however, Quest was able to more efficiently operate its mines and reduce its labor and trucking costs on a per sales basis while it was in operations.

     Selling, general, and administrative. Selling, general and administrative expenses increased to $2,161,661, or 234.1%, for the nine months ended September 30, 2005, from $647,012 for the nine months ended September 30, 2004. As a percentage of net sales, selling, general, and administrative expenses were 605.9% for the nine months ended September 30, 2005, as compared to 27.15% for the comparable period in 2004. The increase in selling, general, and administrative expenses reflects the classification of supplies expenses, as most of the supplies were not purchased on a percentage ratio of production, but rather on volume discounted opportunities. The only costs attributed to production were labor and trucking. Additionally, there were more maintenance and repairs incurred on machinery, as Quest was not in a financial position to buy newer equipment. Further, this increase resulted from incurring $530,925 in stock compensation expense for the three months ended September 30, 2005. The increase in selling, general, and administrative costs also results from the addition of administrative personnel, additional consultants, the administrative cost as a result of being a public company, and additional legal fees and accounting fees.

     Depreciation and amortization. Depreciation expense decreased to $58,418, or 71.1%, for the nine months ended September 30, 2005, from $202,053 for the nine months ended September 30, 2004. As a percentage of net sales, depreciation expense was 16.4% for the nine months ended September 30, 2005, as compared to 8.5% for the comparable period in 2004. Quest's depreciation expense decreased primarily because additional equipment was put into service in 2004.

     Stock Compensation. Quest incurred stock compensation expense $16,104,506 in the three months ended June 39, 2004. This expense in the first two quarters of 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

     Warrant Amortization. Quest incurred a warrant amortization expense of $10,217,857 for the nine months ended September 30, 2005, compared to no such expense in the nine months ended September 30, 2004. This expense in the first three quarters of 2005 resulted from the issuance of 23,950,000 warrants to purchase common stock pursuant to various financings since October 2004.

     Interest expense. Interest expense increased to $1,757,020, or 219.7%, for the nine months ended September 30, 2005, from $549,559 for the nine months ended September 30, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and the expense associated with the issuance of a now-disputed warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

     Operating loss. Quest incurred an operating loss of $14,301,430 for the nine months ended September 30, 2005, compared to an operating loss of $19,717,162 for the nine months ended September 30, 2004. It had lower operating losses in the first three quarters of 2005 as compared to 2004 primarily because of the stock compensation expense of $16,104,506 that Quest recorded in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Without the stock compensation, the operating loss for the first three quarters of 2004 was $3,612,656. The operating loss for the first three quarters of 2005 was largely the result of the deferred warrant amortization expense of $10,217,857 in connection with the issuance of warrants pursuant to various financings since October 2004. Without the deferred warrant amortization, the operating loss for the second quarter of 2005 was $4,083,573. This loss resulted from no revenues from E-Z mining in 2005, a lack of revenues in the third quarter of 2005, significantly increased selling, general, and administrative expenses, $1,757,020 in interest expense, and stock compensation expense of $530,925.

     Provision for income taxes. Quest incurred operating losses for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

     Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at September 30, 2005 was $6,629,458. It had cash of $2,241 as of September 30, 2005.

     Quest used $1,547,857 of net cash in operating activities for the nine months ended September 30, 2005, compared to using $2,134,433 in the nine months ended September 30, 2004. Cash used in operating activities for the nine months ended September 30, 2005 was mainly due its net loss of $14,301,430. The net loss was offset by $58,418 of depreciation, $10,218,857 in deferred warrant amortization, $530,925 in stock issued for services, $1,536,079 for stock and warrants issued for interest, a decrease of $38,559 in account receivables, and an increase of $371,791 in accounts payable and accrued expenses.

     Net cash flows used in investing activities were $173,000 for the nine months ended September 30, 2005, compared to using $621,080 in the nine months ended September 30, 2004. Cash used by investing activities for the nine months ended September 30, 2005 resulted from the purchase of equipment of $150,000 and the payment of security deposits in the amount of $23,000.

     Net cash flows provided by financing activities were $1,620,822 for the nine months ended September 30, 2005, compared to $2,615,153 provided by financing activities the nine months ended September 30, 2004. This increase in net cash provided by financing activities is due to Quest's borrowings of 2,089,600 pursuant to various notes. This increase was offset by repayments of loans payable of $468,778.

Capital Requirements

     The report of Quest's independent accountants for the fiscal year ended December 31, 2004 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities. In 2004, Quest completed two private placements of common stock, receiving gross proceeds of approximately $1,160,000.

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

     On October 19, 2004, Quest borrowed $250,000 from Professional Traders Fund, LLC and, in connection therewith, delivered a convertible secured promissory note to Professional Traders Fund in the principal amount of $250,000. The note had a term of six months and is secured by a first priority security interest in certain equipment of Quest's indirect subsidiary, Quest Energy, Ltd. The note bore interest at a rate of eight percent (8%) and was convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date. In addition, Quest issued to Professional Traders Funds a five-year warrant to purchase up to 250,000 shares of Quest's common stock at an exercise price of $2.00 per share. In February, 2005, as part of a private placement of units as described below, Professional Traders Fund agreed to cancel this note in exchange for 5 units in the private placement. In connection therewith, Professional Traders Fund had required Quest to sign an agreement which purports to reduce the exercise price on the warrant to $0.75 per share. Quest is currently investigating the circumstances regarding this investment and currently disputes the validity of the warrant and other portions of this transaction.

     From December 17 through 21, 2004, Quest borrowed an aggregate of $600,000 and, in connection therewith, delivered a series of secured promissory notes in the principal amount of $600,000. The notes have a term of six months and are secured by a security interest in certain assets of Quest's indirect subsidiary, Quest Energy, Ltd. The notes bear interest at a rate of fifteen percent (15%) and become convertible in the event of default at a conversion price of $0.10 per share. In addition, Quest issued to the investors warrants to purchase an aggregate of up to 600,000 shares of Quest's common stock at an exercise price of $1.00 per share. The exercise price of the warrants shall be reduced by fifty percent (50%) in the event of a default under the notes. Quest agreed to register the secondary offering and resale of the shares underlying the warrants in the event that it files a registration statement under the Securities Act. In connection with the offer and sale of the notes and the warrants, Quest engaged Saddle River Associates, Inc. as a finder, and issued to Saddle River a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. Quest is currently in negotiations with the holders of these notes and warrants to resolve the defaults under the notes.

     On February 22, 2005, Quest issued an aggregate of 26 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $650,000, which included $350,000 in cash and cancellation of $300,000 in indebtedness, including the cancellation of $250,000 worth of notes issued to Professional Traders Fund, LLC, as reported on Quest's current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     On March 4, 2005, Quest issued an aggregate of 15 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $375,000. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     On April 18, 2005, Quest issued an aggregate of 16 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $400,000, which included $250,000 in fees to Greenwood Partners, LP under a Financial Services Advisory Agreement for services to be rendered by Greenwood, $10,000 to Greenwood Partners, LP for payment of commissions owed under the placement agent agreement, $50,000 to Greenwood Partners, LP for reimbursement of Greenwood's legal fees incurred in connection with the February and March private placements, and $90,000 in cash. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     In April, 2005, Greenwood Partners required Quest to sign an amendment to the notes which purports to change the adjustment provisions of the conversion price from "weighted-average" to "full-ratchet" in the event that Quest issues additional stock or stock equivalents at a price lower than the conversion price. Quest is currently investigating the circumstances regarding the investment and this purported amendment and currently disputes the validity of the amendment and various other provisions of this financing.

     From May 16, 2005 through June 30, 2005, Quest borrowed approximately $245,000 from Professional Traders Fund, and, in connection therewith, Professional Traders Fund required Quest to execute several documents, including a credit agreement, promissory note, various guarantees, an amended and restated security agreement, and a mortgage. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Professional Traders Fund required Quest to execute a warrant agreement to grant Professional Traders Fund purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.10 per share, payable only upon cancellation of any indebtedness owed to Professional Traders Fund. Under the terms of the warrant agreement, in the event of default under the note, the exercise price was to be reduced to $0.05 per share and the warrant could be exercise by payment of cash as well as cancellation of indebtedness. As set forth under Item I of Part II, Professional Traders Fund has commenced two separate legal actions for breach of these agreements. Quest is currently investigating the circumstances regarding the loan and the documents relating thereto and currently disputes the validity of the warrant and other various provisions of this financing and the amount due and owing to Professional Traders Fund.

     Professional Traders Fund has also contended that, in May 2005, Quest agreed to issue to Professional Traders Fund 50,000 shares of common stock for $0.10 per share. Quest has not issued any shares to Professional Traders Fund, is currently investigating the circumstances regarding this allegation, and currently disputes the validity of any such transaction.

     Since June 30, 2005, Quest has relied on private borrowings from third parties to fund its capital requirements. On December 8, 2005, Quest issued 5,000,000 shares of its common stock in an offshore private placement at $0.05 per share. On December 8, 2005, Quest also issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into Quest common shares at an initial conversion price of $0.05 per share, subject to adjustment. These issuances were exempt from registration pursuant to Regulation S of the Act.

     Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.

     Part of Quest's growth strategy is to acquire additional coal mining operations. Where appropriate, Quest will seek to acquire operations located in markets where it currently operates to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. Quest does not currently have binding agreements or understandings to acquire any other companies.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action.

     In that action, Anderson has filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. Mr. Anderson seeks to rescind Quest's acquisition of Gwenco, or alternatively, seeks unspecified compensatory and punitive damages, and he also seeks injunctive relief. Quest believes that Mr. Anderson's allegations are without merit and is defending the action vigorously.

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

     On or about November 2, 2005, Professional Traders Fund commenced an action in the United States District Court for the Southern District of New York against Quest and Gwenco for breach of a credit agreement and guaranty. Professional Traders Fund is seeking approximately $264,000 in principal as well as interest, fees, and costs. Quest believes that it has several meritorious defenses to this action and is defending it vigorously.

     On or about November 3, 2005, Professional Traders Fund and ANC Group, Inc., as collateral agent for Professional Traders Fund, commenced an action in Pike County Court, Kentucky against Quest, Gwenco, Quest Energy, National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining. In this action, Professional Traders Fund is again suing for breach of the credit agreement and seeking approximately $264,000 in principal as well as interest, fees, and costs. Further, ANC Group is seeking, as collateral agent for the benefit of Professional Traders Fund, be adjudged a lien on certain real and personal property of Gwenco pursuant to an amended and restated security agreement, that said real and personal property be sold to satisfy the aforesaid lien and that the liens of ANC Group, as collateral agent for the benefit of Professional Traders Fund, attach to the proceeds of the sale, and that the claims of National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining be required to set up their claims or be forever barred. Quest believes that it has several meritorious defenses to this action and is defending it vigorously.

ITEM 2 - CHANGES IN SECURITIES

(a)

     1. On February 22, 2005, Quest issued an aggregate of 26 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $650,000, which included $350,000 in cash and cancellation of $300,000 in indebtedness, including the cancellation of $250,000 worth of notes issued to Professional Traders Fund, LLC, as reported on Quest's current report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     In April, 2005, Greenwood Partners required Quest to sign an amendment to the notes which purports to change the adjustment provisions of the conversion price from "weighted-average" to "full-ratchet" in the event that Quest issues additional stock or stock equivalents at a price lower than the conversion price. Quest is currently investigating the circumstances regarding the investment and this purported amendment, and currently disputes the validity of the amendment.

     Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units.

     2. On March 4, 2005, Quest issued an aggregate of 15 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $375,000. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     In April, 2005, Greenwood Partners required Quest to sign an amendment to the notes which purports to change the adjustment provisions of the conversion price from "weighted-average" to "full-ratchet" in the event that Quest issues additional stock or stock equivalents at a price lower than the conversion price. Quest is currently investigating the circumstances regarding the investment and this purported amendment and currently disputes the validity of the amendment and various other provisions of this financing.

     Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units.

     3. On April 18, 2005, Quest issued an aggregate of 16 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $400,000, which included $250,000 in fees to Greenwood Partners, LP under a Financial Services Advisory Agreement for services to be rendered by Greenwood, $10,000 to Greenwood Partners, LP for payment of commissions owed under the placement agent agreement, $50,000 to Greenwood Partners, LP for reimbursement of Greenwood's legal fees incurred in connection with the February and March private placements, and $90,000 in cash. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

     4. In April, 2005, Greenwood Partners required Quest to sign an amendment to the notes which purports to change the adjustment provisions of the conversion price from "weighted-average" to "full-ratchet" in the event that Quest issues additional stock or stock equivalents at a price lower than the conversion price. Quest is currently investigating the circumstances regarding the investment and this purported amendment and currently disputes the validity of the amendment and various other provisions of this financing.

     Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units.

     5. From May 16, 2005 through June 30, 2005, Quest borrowed approximately $245,000 from Professional Traders Fund, and, in connection therewith, Professional Traders Fund required Quest to execute several documents, including a credit agreement, promissory note, various guarantees, an amended and restated security agreement, and a mortgage. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Professional Traders Fund required Quest to execute a warrant agreement to grant Professional Traders Fund purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.10 per share, payable only upon cancellation of any indebtedness owed to Professional Traders Fund. Under the terms of the warrant agreement, in the event of default under the note, the exercise price was to be reduced to $0.05 per share and the warrant could be exercise by payment of cash as well as cancellation of indebtedness. As set forth under Item I of Part II, Professional Traders Fund has commenced two separate legal actions for breach of these agreements. Quest is currently investigating the circumstances regarding the loan and the documents relating thereto and currently disputes the validity of the warrant and other various provisions of this financing and the amount due and owing to Professional Traders Fund.

     Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note.

     Professional Traders Fund has also contended that, in May 2005, Quest agreed to issue to Professional Traders Fund 50,000 shares of common stock for $0.10 per share. Quest has not issued any shares to Professional Traders Fund, is currently investigating the circumstances regarding this allegation, and currently disputes the validity of any such transaction.

     6. On or about September 12, 2005, Quest issued 2,000,000 shares of its common stock to JJ Resources Land Trust in connection with a right of first refusal agreement between Quest and JJ Resources of Kentucky, Inc. Pursuant to this agreement, JJ Resources granted to Quest a right of first refusal to provide all financing to JJ Resources for certain coal and oil and gas properties owned, leased, or otherwise controlled by JJ Resources. Quest has the right to provide $500,000.00 for the first property, called the Apollo #1 project, within ninety (90) days of the agreement, for which Quest will be paid $5.00 per ton of clean coal for the first 150,000 tons of clean coal mined from Apollo #1, $2.00 per ton of clean coal for the next 1,000,000 tons of clean coal mined from Apollo #1, and $1.00 per ton of clean coal mined from Apollo #1 thereafter. In addition, each additional financing for property owned, leased, or otherwise controlled by JJ Resources will be negotiated on a case-by-case basis, but Quest shall have the exclusive right for a minimum of ninety (90) days in each case to provide the desired financing, in whole or in part, upon investment terms to be negotiated.

     Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

     7. On September 12, 2005, Quest issued 454,545 shares to Magnum Capital Management, Inc. in connection with and pursuant to an IR/PR-Services Agreement with Magnum Capital. Quest relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

     8. On September 28, 2005, Quest issued 800,000 shares to UTEK Corporation in connection with and pursuant to a Strategic Alliance Agreement with UTEK. The shares vest 1/12th per month. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

     9. On December 8, 2005, Quest issued 5,000,000 shares of its common stock in an offshore private placement at $0.05 per share. The issuance was exempt from registration pursuant to Regulation S of the Act.

     10. On December 8, 2005, Quest issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into Quest common shares at an initial conversion price of $0.05 per share, subject to adjustment. The issuance was exempt from registration pursuant to Regulation S of the Act.

     (b) None.

     (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

     (a) Quest and its subsidiaries are in default on the following notes:

     10% Notes payable to Duke Energy Merchants                   747,894
     6% Note payable to National City Bank of Kentucky            235,907
     9 1/2% Note payable to National City Bank of Kentucky         84,565
     6% Note payable to Scott Whitson                              61,000
     10% Note payable to Professionals Traders Fund               245,000
     15% Note payable to Gross Foundation                         300,000
     15% Note payable to AF Capital, LLC                          300,000

     As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky and have been granted summary judgments in these actions. Also as set forth in Item I of Part II above, Professional Traders Fund is seeking enforcement of its note pursuant to actions commenced against Quest and Gwenco in the United States District Court for the Southern District of New York and in Boyd County Court, Kentucky.

     (b) None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     1. Frankfurt Stock Exchange. On or about October 12, 2005, Quest's common stock was listed for quotation and commenced trading on the Frankfurt Stock Exchange under the symbol QMN.F.

     2. JJ Resources Right of First Refusal Agreement. In addition, on September 12, 2005, Quest entered into a right of first refusal agreement with JJ Resources of Kentucky, Inc. Pursuant to this agreement, JJ Resources granted to Quest a right of first refusal to provide all financing to JJ Resources for certain coal and oil and gas properties owned, leased, or otherwise controlled by JJ Resources. Quest has the right to provide $500,000.00 for the first property, called the Apollo #1 project, within ninety (90) days of the agreement, for which Quest will be paid $5.00 per ton of clean coal for the first 150,000 tons of clean coal mined from Apollo #1, $2.00 per ton of clean coal for the next 1,000,000 tons of clean coal mined from Apollo #1, and $1.00 per ton of clean coal mined from Apollo #1 thereafter. In addition, each additional financing for property owned, leased, or otherwise controlled by JJ Resources will be negotiated on a case-by-case basis, but Quest shall have the exclusive right for a minimum of ninety (90) days in each case to provide the desired financing, in whole or in part, upon investment terms to be negotiated. In exchange for this right of first refusal, Quest issued 2,000,000 shares of its common stock to JJ Resources Land Trust.

     2. Employment Agreements. On December 8, 2005, Quest entered into an employment agreement with William R. Wheeler pursuant to which Quest employs Mr. Wheeler as its President. The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, Mr. Wheeler will receive options to purchase up to 5,000,000 shares of Quest's common stock pursuant to a new stock compensation plan to be adopted by Quest. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement.

     The agreement also contains the following material provisions: (i) participation in Quest's executive bonus plan on the same basis as other senior executive officers of Quest; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that Mr. Wheeler elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to other senior executive officers of Quest; (v) a severance payment of six (6) month's salary at the then-applicable base salary rate in the event that Quest terminates Mr. Wheeler's employment without cause; (vi) a severance payment of all base salary due under the remaining term of the employment agreement in the event that Mr. Wheeler's employment is terminated due to death or disability; (vii) a payment of 5,000,000 shares of Quest's common stock in the event of a change in control of Quest as such term is defined in the employment agreement; (viii) a severance payment, at Mr. Wheeler's election, in the event that (a) Mr. Wheeler is required to relocate as a condition of employment, (b) there is a substantial change in Mr. Wheeler's responsibilities at the direction of Quest's board of directors, or (c) a change in control of Quest.

     Mr. Wheeler also acts as Quest's Chief Executive Officer and Chief Financial Officer.

     On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which Quest employs Mr. Chiaramonte as its Vice President. The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, Mr. Chiaramonte will receive options to purchase up to 5,000,000 shares of Quest's common stock pursuant to a new stock compensation plan to be adopted by Quest. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement.

     The agreement also contains the following material provisions: (i) participation in Quest's executive bonus plan on the same basis as other senior executive officers of Quest; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that Mr. Chiaramonte elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to other senior executive officers of Quest; (v) a severance payment of six (6) month's salary at the then-applicable base salary rate in the event that Quest terminates Mr. Chiaramonte's employment without cause; (vi) a severance payment of all base salary due under the remaining term of the employment agreement in the event that Mr. Chiaramonte's employment is terminated due to death or disability;
(vii) a payment of 5,000,000 shares of Quest's common stock in the event of a change in control of Quest as such term is defined in the employment agreement;
(viii) a severance payment, at Mr. Chiaramonte's election, in the event that (a) Mr. Chiaramonte is required to relocate as a condition of employment, (b) there is a substantial change in Mr. Chiaramonte's responsibilities at the direction of Quest's board of directors, or (c) a change in control of Quest.

ITEM 6 - EXHIBITS

Item No.   Description                                              Method of Filing
--------   -----------                                              ----------------
10.1       William R. Wheeler Employment Agreement                  Filed electronically herewith.
10.2       Eugene Chiaramonte, Jr. Employment Agreement             Filed electronically herewith.
31.1       Certification of William R. Wheeler pursuant to Rule     Filed electronically herewith.
           13a-14(a)
32.1       Chief Executive Officer and Chief Financial Officer      Filed electronically herewith.
           Certification pursuant to 18 U.S.C. ss. 1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUEST MINERALS & MINING CORP.


December 9, 2005                   /s/ WILLIAM R. WHEELER
                                   ------------------------------------------
                                   William R. Wheeler
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer and Principal
                                   Accounting Officer)