Form 10KSB
period 2005-12-31
Quest Minerals & Mining Corp
filed 2006-05-09
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________


                        Commission File Number 000-32131


                          QUEST MINERALS & MINING CORP.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                Utah                                         87-0429950
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                               18B East 5th Street
                               Paterson, NJ 07524
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's telephone number, including area code: (973) 684-0075

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.001 par value

                                -----------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $356,741.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,894,161 as of March 31, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 59,692,354 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 31, 2006, 78,687,354 shares of Quest's common stock were issued and outstanding.

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

Material Developments

         Cessation of Mining Operations. Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. Since that time, Quest has been seeking sufficient working capital to resume mining operations at this mine. In the fourth quarter of 2005, Quest completed the required rehabilitation of the Pond Creek mine. In March, 2006, Quest reopened its Pond Creek mine and has placed mining equipment back into the mine. Quest had believed that it had received the required insurance, permits, and approval to recommence mining operations; however, Quest was subsequently advised that it required additional insurance, permits, and approvals permits to recommence the mining operations. Quest is currently seeking to obtain these necessary insurance, permits, and approvals and intends to recommence mining operations upon receipt of the necessary insurance, permits, and approvals.

         Quest has recently retained Braxton Mining as its contract miner to resume mining operations at Pond Creek. Braxton has replaced Shelbi Coal Company as the contract miner for Quest. Under the terms of the agreement with Braxton, Braxton will provide all equipment and labor necessary for the coal mining production at the Pond Creek mine, and Quest will receive $7.75 per ton of clean coal mined from Pond Creek, which will be escrowed under the terms of the Boyd County Court order and used to repay accrued royalties and creditors of Quest's wholly-owned subsidiary, Gwenco, Inc. Further, to the extent that coal from the mine is sold to a washing plant at a price that exceeds $45.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $45.00 per clean ton, and, to the extent that coal from the mine is sold directly to the open market at a price that exceeds $60.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $60.00 per clean ton. This arrangement is subject to revision, amendment, or revocation by the Boyd County Court.

         Using continuous mining techniques, before the shutdown of the Gwenco mines, Quest had driven approximately 1,200 feet to where the coal may be thickening to above 36 inches, based on estimates from core-hole drilling. During the initial period, coal was sent to a preparation plant to be washed. After re-opening the Pond Creek mine, once thicker coal is reached, Quest and Braxton intend to commence implementation of two continuous mining operations estimated to yield about 20,000 tons of clean coal per month.

         National City Bank Foreclosure Action. In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action. National City Bank has obtained judgment in that action in the amount of approximately $340,000.

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. Quest intends to defend this action while continuing negotiations with National City Bank. If National City Bank is successful in this action, Gwenco could lose substantially all of its assets in a foreclosure sale.

         Embezzlement/Check-Kiting. In December, 2004, Quest terminated its former Chief Financial Officer, Fred Runyon. Quest Energy, Ltd., an indirect, wholly-owned subsidiary of Quest, also terminated Mr. Runyon as President of Quest Energy. On April 7, 2005, Quest announced that, upon completion of the initial phase of an audit by counsel retained by Quest for that purpose, among others, Quest began an investigation into an apparent embezzlement from Quest and a conspiracy to commit embezzlement by some former employees of Quest, Quest's indirect wholly-owned subsidiary, Quest Energy, Ltd., and its former indirect wholly-owned subsidiary, D&D Contracting, Inc, including Mr. Runyon.

         At this time, Quest is unable to quantify the scope of the apparent embezzlement or the impact that the apparent embezzlement will have on its financial statements, but management currently estimates that between $250,000 and $1,000,000 was apparently embezzled from Quest. Quest has retained a forensic accountant to quantify the scope of the alleged fraud; however, the forensic accountant has been unable to complete its analysis at this time.

         Most of the embezzled funds result from Runyon apparently engaging in a "check-kiting" scheme with the complicity of his sister, Judy Holbrook, the manager of Community Trust Bank, where Quest Energy maintained bank accounts.

         Federal and state law enforcement authorities are investigating the activities of Mr. Runyon, Ms. Holbrook, and other apparent co-conspirators. According to news reports, on or about May 5, 2006, four people were charged with kiting checks in a scheme that federal prosecutors said cost a bank more than $1 million. According to the reports, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's President and Chief Executive Officer, William R. Wheeler. The four are charged with bank fraud. According to the reports, Federal prosecutors said that Wheeler, Stollings, and Runyon were business associates with Quest when they convinced Holbrook, a branch manager for Community Trust Bank to issue unfunded cashier's checks. According to the Federal prosecutors, the cashier's checks covered bad checks written by Quest subsidiaries. No court date has been scheduled for any of the four. Both Mr. Wheeler and Quest deny any wrongdoing in connection with these matters.

         The Federal Insurance Company, the insurer for Community Trust Bank, has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy, including Mr. Runyon, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. There is currently no action pending with respect to this matter.

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

         JJ Resources. On September 12, 2005, Quest entered into a right of first refusal agreement with JJ Resources of Kentucky, Inc. Pursuant to this agreement, JJ Resources granted to Quest a right of first refusal to provide all financing to JJ Resources for certain coal and oil and gas properties owned, leased, or otherwise controlled by JJ Resources. Quest has the right to provide $500,000.00 for the first property, called the Apollo #1 project, within ninety
(90) days of the agreement, for which Quest will be paid $5.00 per ton of clean coal for the first 150,000 tons of clean coal mined from Apollo #1, $2.00 per ton of clean coal for the next 1,000,000 tons of clean coal mined from Apollo #1, and $1.00 per ton of clean coal mined from Apollo #1 thereafter. In addition, each additional financing for property owned, leased, or otherwise controlled by JJ Resources will be negotiated on a case-by-case basis, but Quest shall have the exclusive right for a minimum of ninety (90) days in each case to provide the desired financing, in whole or in part, upon investment terms to be negotiated. In exchange for this right of first refusal, Quest issued 2,000,000 shares of its common stock to JJ Resources Land Trust.

         JJ Resources has breached the terms of the right of first refusal agreement by expropriating $125,000, which Quest provided to finance certain of the JJ Resources coal and oil and gas properties, for uses other than to finance said properties. Further, JJ Resources and its principal, William Spears, has violated their obligations to Quest in attempting to divert business relationships from Quest and otherwise interfering with Quest's business relationships while acting as an agent for Quest. Quest intends to commence legal action against JJ Resources, Mr. Spears, and other related parties to seek reparations for all liquidated, special, general and punitive damages as allowed by law, along with appropriate injunctive relief.

         Closing of Burning Fork #1. E-Z Mining, an indirect, wholly-owned subsidiary of Quest, operated a high-quality compliance blend coal deep mine named "Burning Fork #1" in Pike County, Kentucky. Quest has permanently shut down the operations at the Burning Fork #1 mine.

         Monday Coal Lease. Quest Marine, an indirect, wholly-owned subsidiary of Quest, had leased from Monday Coal, LLC a barge loadout facility and associated real property, consisting of approximately 13.89 acres, located at Mile Point 318.9 on the Ohio River. Monday Coal terminated the lease for non-payment in February 2005, and Quest is currently seeking a refund of its deposit with Monday Coal of approximately $28,000.

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

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Gwenco, Inc. and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action. National City Bank has obtained judgment in that action in the amount of approximately $340,000.

         In that action, Anderson has filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. Mr. Anderson seeks to rescind Quest's acquisition of Gwenco, or alternatively, seeks unspecified compensatory and punitive damages, and he also seeks injunctive relief. Quest believes that Mr. Anderson's allegations are without merit and is defending the action vigorously. Quest has also asserted counter-claims against Mr. Anderson for breach of the Stock Purchase Agreement.

         D&D Acquisition/Rescission. In June, 2004, Quest Minerals (Nevada) acquired 100 % of the outstanding capital stock of D&D in exchange for 500,000 shares of Quest common stock. On December 24, 2004, Quest and D&D Contracting, Inc. entered into a rescission agreement, effective November 1, 2004, relating to Quest's acquisition of D&D on June 15, 2004. Under the terms of the rescission agreement, Quest agreed to transfer all of the capital stock of D&D back to the original D&D stockholders, and D&D and its original stockholders agreed to waive any and all rights it had under the terms of the stock purchase agreement relating to the acquisition of D&D. In addition, (i) D&D agreed to provide Quest with all bank records and accounting statements relating to D&D,
(ii) Quest granted D&D the right to purchase certain equipment from Quest, (iii) D&D agreed to pay Quest a royalty on coal sales of $0.25 per clean ton, (iv) in the event that D&D ceases to operate the D&D mine, D&D must purchase certain equipment from Quest or release the same to Quest, (v) D&D shall maintain certain insurance requirements, (vi) D&D shall assume a certain loan with Community Trust Bank in the approximate amount of $45,000, and (vii) certain assets in the name of D&D were to be transferred to Quest. Further, all employment agreements between Quest or any of subsidiaries and James Stollings, a former principal of D&D, have been terminated.

         D&D has breached the terms of the rescission agreement by failing to honor any of its obligations recited above. Quest intends to commence legal action against D&D, Mr. Stollings, Landmark, and other related parties to seek reparations for all liquidated, special, general and punitive damages as allowed by law, along with appropriate injunctive relief.

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

         End Use                              Tons (millions)        Percentage of Total
         -------------------------            -------------------    -------------------
         Electricity generation               982                     86%
         Industrial users                     66                      6%
         Exports                              64                      6%
         Steel making                         27                      2%
         Residential & commercial             5                       --%
                                              -------------------    -------------------

         Total                                1,144                    100%
                                              -------------------    -------------------

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

         Electricity Generation Type           Cost per million Kilowatt Hours
         -------------------------------       ---------------------------------------
         Oil                                   $4.754
         Natural Gas                           $4.422
         Coal                                  $1.819
         Nuclear                               $1.785
         Other (solar, wind, etc.)             $0.979
         Hydroelectric                         $0.527

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

         There are factors other than fuels cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electricity generation by fuel source in 2002, as estimated by the Energy Information Administration, is as follows:

         Electricity Generation Source         Percent of Total Electricity Generation
         -------------------------------       ---------------------------------------
         Coal                                  51%
         Nuclear                               21%
         Natural Gas                           17%
         Hydro                                 6%
         Oil                                   3%
         Other                                 2%
                                               ---------------------------------------

         Total                                 100%
                                               ---------------------------------------

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

Gwenco Mines

         Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases. From 1997 to 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a downturn in coal prices made continued operations unfeasible, and the mines were shut down. As discussed above, Gwenco has recently re-opened the Pond Creek mine is starting to mine this seam.

         The primary reserves are in the Pond Creek, Lower Cedar Grove, and Taylor seams. Both the Pond Creek and Lowers Cedars Grove seams are permitted and bonded and have been mined to a limited extent. The coal in the Pond Creek seam is low-sulfur, compliance coal, running at an average of 12,000 to 12,500 BTUs when mined clean. The coal in the Lower Cedar Grove seam has a shale parting and must be washed to be commercial. When cleaned it is a high BTU coal with certain metallurgical coal qualities.

Mining Techniques

         There are several basis techniques for mining drift or adit mines. Quest has used, and intends to use, a continuous miner on the Pond Creek seam at its Gwenco facility. Quest has used, and intends to use, a Joy 14-10AA continuous miner at the Gwenco mines. In this technique, the miner has a cutting head that tears the coal from it natural deposit and transfers the coal to a gather head and then to shuttle cars that can carry from 3 to 10 tons depending on the size. This method can create higher volume mining than the conventional method, but may mine the coal with a higher content of ash.

Expansion Strategy

         Quest seeks to acquire new mines and contracting to produce and market additional coal in its geographic focus area. Quest intends to acquire and operate high quality coal properties with established field personnel, primarily in the eastern Kentucky coalfields, with additional properties in southwestern West Virginia and western Virginia. This region has an excellent infrastructure of workers, truckers, rail sidings on the CSX and N&W rail lines and low cost access to the Big Sandy barge docks near Ashland, KY, for effective coal distribution. Quest intends to use its local knowledge to pursue high returns on investment from re-opening profitable properties in this region. It intends to grow by additional accretive acquisitions, contract mining, and internal development of owned properties.

         Quest is also seeking to diversify its operations into other sectors of the energy industry, including the oil and gas sector. Quest's management has over 30 years of energy related projects and has managed over $60,000,000 of oil and gas exploration and production in Appalachia, Oklahoma, Colorado, North Dakota and Louisiana. Quest may also engage key industry experts to assist in the analysis and funding of these properties. Quest management believes that a successful diversification into the oil and gas field would provide Quest with an opportunity to improve its results of operations while hedging on coal production and prices.

Customers

         Quest intends to sell all of its coal on the spot market to coal brokers. Quest seeks to enter into long-term contracts (exceeding one year in duration) with many of its customers. These arrangements would allow customers to secure a supply for their future needs and provide Quest with greater predictability of sales volume and sales prices.

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

Environmental, Safety, and Health Matters

         Quest is subject to federal, state, and local laws and regulations relating to environmental protection and plant and mine safety and health, including, but not limited to, the federal Surface Mining Control and Reclamation Act of 1977, the Occupational Safety and Health Act, the Mine Safety and Health Act of 1977, the Water Pollution Control Act, as amended by the Clean Water Act, the Clean Air Act, the Black Lung Benefits Revenue Act of 1977, and the Black Lung Benefits Reform Act of 1977. Quest is rarely subject to permitting or enforcement under the Resource Conservation and Recovery Act, or RCRA, or the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and does not consider the effects of those statutes on its operations to be material for purposes of disclosure.

         SMCRA. The Surface Mining Control and Reclamation Act, or SMCRA, which is administered by the Office of Surface Mining Reclamation and Enforcement, establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Land Fund, which is part of the Surface Mining Control and Reclamation Act, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on deep-mined coal. A mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. Mine operators must receive permits and permit renewals for surface mining operations from the Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. Quest does not engage in surface mining, but intends to do so in the future.

         On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads, within a variety of federally protected lands, within national forests, and within certain proximity to occupied dwellings. The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may led to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff's claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration. The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review. The Department of Interior and the National Mining Association, a trade group that intervened in this action, sought a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia Circuit and the stay was granted. If the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those that Quest may use in the future. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

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

         Operations - Permitting; Compliance. Quest is in the process of obtaining all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws. Once all required permits are obtained, Quest intends to be in compliance in all material respects with such permits, and intends to routinely correct in a timely fashion violations of which it receives notice in the normal course of operations. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits. However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000. It is impossible to predict the full impact of future judicial, legislative or regulatory developments on Quest's operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

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

Coal Reserves

         Quest estimates that, as of December 31, 2005, it has total recoverable reserves of approximately two to three million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

         Information about Quest's reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by its contracted engineers, geologists, and finance associates. Reserve estimates are updated as deemed necessary by management using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness, mineability and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart. Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

         As with most coal-producing companies in Central Appalachia, all of Quest's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. The royalties for coal reserves from Quest's producing properties was $55,000 for the year ended December 31, 2005.

Employees

         Quest and its subsidiaries currently employ two people. All other personnel who provide services for Quest, whether in administration or in mining operations, either work on an independent contractor basis or work for Braxton under a contract mining arrangement. None of Quest's employees are represented by a labor union, and Quest has not entered into a collective bargaining agreement with any union. Quest has not experienced any work stoppages and believes that it has good relations with its employees.

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

         We currently are not mining coal, and we may not be able to recommence mining operations. Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. Since that time, Quest has been seeking sufficient working capital to resume mining operations at this mine. In the fourth quarter of 2005, Quest completed the required rehabilitation of the Pond Creek mine. In March, 2006, Quest reopened its Pond Creek mine and has placed mining equipment back into the mine. Quest had believed that it had received the required insurance, permits, and approval to recommence mining operations; however, Quest was subsequently advised that it required additional insurance, permits, and approvals permits to recommence the mining operations. Quest is currently seeking to obtain these necessary insurance, permits, and approvals and intends to recommence mining operations upon receipt of the necessary insurance, permits, and approvals. However, it is possible that Quest never obtains the necessary insurance, permits, or approvals, or that Quest does not obtain sufficient working capital to recommence mining operations. It is possible that Quest may never recommence coal mining operations.

         Pending and threatened litigation could result in Quest losing its primary operating assets. Currently, Quest is a party to various pending lawsuits and judgments, including judgments in favor of National City Bank and Duke Energy Merchants and third-party complaint by the former owner of Gwenco, Inc., Albert Anderson. National City Bank has commenced an action commenced an action against Quest, Gwenco, and Quest Energy, seeking to foreclose on our assets, including our leasehold interests in the mines. It is possible that, in connection with the foreclosure action, the leasehold interests or other assets of Quest could be sold to National City Bank, Duke Energy Merchants, another creditor, or a third party. In the event that the leasehold interests or the other assets are put up for sale, Quest intends to bid on them, but it is possible that it may not be able to purchase the leasehold interests or the other assets, either because it does not have the assets with which to make a competitive bid or because it is simply outbid by one of its creditors or a third party. In the event that either the bank or a third party purchases the leasehold interests or the other assets, Quest would no longer have any operating business. Quest is currently negotiating with National City Bank to reorganize and restructure its debt obligations, but if it is unable to do so, there is a significant chance that Quest or its subsidiaries may be forced to seek protection under the U.S. Bankruptcy code, or that its creditors could foreclose on its remaining assets, in which case it would cease to continue as a going concern.

         Further, in his third-party complaint, Mr. Anderson is seeking to rescind his sale of Gwenco to Quest and is also seeking injunctive relief against Quest. Although Quest believes that Mr. Anderson's claims are frivolous and wholly without merit, if Mr. Anderson is successful in his claims, it is likely that Quest would lose its primary subsidiary and coal generating operations, which would have a significantly adverse impact its financial results and position and on its ability to continue as a going concern.

         Quest's President and Chief Executive Officer has been indicted by a federal grand jury, which may negatively effect the public's perception of Quest and its operations, and may result in the resignation or termination of our President and Chief Executive Officer. According to news reports, on or about May 5, 2006, four people were charged Friday with kiting checks in a scheme that federal prosecutors said cost a bank more than $1 million. According to the reports, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's President and Chief Executive Officer, William R. Wheeler. The four are charged with bank fraud. According to the reports, Federal prosecutors said that Wheeler, Stollings, and Runyon were business associates with Quest when they convinced Holbrook, a branch manager for Community Trust Bank to issue unfunded cashier's checks. According to the Federal prosecutors, the cashier's checks covered bad checks written by Quest subsidiaries. No court date has been scheduled for any of the four. Both Mr. Wheeler and Quest deny any wrongdoing in connection with these matters. As of the date of this report, Mr. Wheeler has not resigned as an officer or director of Quest. Quest is currently determining what action, if any, it will take as a result of this indictment. Although Quest does not believe that this indictment will affect the business plans of Quest, it is possible that Mr. Wheeler be convicted of the criminal charges underlying the indictment. It is also possible that Mr. Wheeler, Quest, or one or more of Quest's subsidiaries may be the subject of civil or administrative actions based on the allegations set forth in the indictment. As a result, Quest may incur civil or administrative liability based on these allegations. Further, it is possible that the public perception of Quest may be negatively affected by these allegations, which in turn may cause a drop in the market price of Quest's common stock.

         Quest will need to continue to finance its operations through additional bank borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern. Quest had a working capital deficit of $7,089,449 as of December 31, 2005. As of the date of this annual report, Quest does not believe that it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2005 through cash flows generated from operations, as Quest is not currently generating any cash flows. Quest will need to continue to finance its operations through additional borrowings or other capital financings. Quest's collateral may not be sufficient to borrow additional amounts at such time. Quest may also seek equity financing in the form of a private placement or a public offering. Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all. If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

         Quest has substantial indebtedness outstanding, and its operations are significantly leveraged. In order to finance its operations, Quest has incurred substantial indebtedness. As of December 31, 2005, Quest had approximately $7,700,000 of total indebtedness outstanding. Quest is not in compliance with its debt covenants under its loan agreements, and it has defaulted on substantially all of its loan obligations, which has resulted in lawsuits, judgments, and foreclosure proceedings against Quest and its assets. Quest has no cash flows from operations, and without additional financing or cash flows from operations, it cannot service its debt obligations. Quest is currently negotiating with its creditors to reorganize and restructure its debt obligations, but if it is unable to do so, there is a significant chance that Quest or its subsidiaries may be forced to seek protection under the U.S. Bankruptcy code, or that its creditors could foreclose on its remaining assets, in which case it would cease to continue as a going concern.

         Quest may be unable to continue as a going concern, in which case its securities will have little or no value. Quest's independent auditor has noted in its report concerning Quest's financial statements as of December 31, 2005 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. As shown in the consolidated financial statements included in this report, Quest has incurred recurring losses from operations of $20,455,782 and $38,005,209 in 2005 and 2004, respectively, and has an accumulated deficit of $59,183,787, and a working capital deficit of $7,089,449 as of December 31, 2005. These conditions raise substantial doubt as to Quest's ability to continue as a going concern. It is possible that Quest will not achieve operating profits in the future.

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

         Union represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2005, none of Quest's workforce was represented by a union. However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor. Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Quest's current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs. Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

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

         Our officers and directors collectively own a majority of Quest's outstanding common stock, and as long as they do, they will control the outcome of stockholder voting. Quest's officers and directors are collectively the beneficial owners of approximately 24.1% of the outstanding shares of Quest's common stock. As long as Quest's officers and directors collectively own a significant percentage of Quest's common stock, Quest's other stockholders may generally be unable to affect or change the management or the direction of Quest without the support of its officers and directors. As a result, some investors may be unwilling to purchase Quest's common stock. If the demand for Quest's common stock is reduced because Quest's officers and directors have significant influence over Quest, the price of Quest's common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to Quest's articles of incorporation and approval of significant corporate transactions.

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

Item 2.  PROPERTIES

PROPERTIES

         Quest's executive offices are located in Paterson, New Jersey and consist of approximately 1,000 square feet of leased space. Quest leases this space at the rate of $500 per month from a related party corporation.

         Gwenco leases over 700 acres of coal mines in Pike County, Kentucky, with approximately 12,999,000 tons of coal in place in six seams. Gwenco is required to make annual minimum lease payments of approximately $55,000 per year.

         All of Quest's current facilities are adequate for its current operations. Quest anticipates that additional facilities will be leased or purchased as needed and that sufficient facilities for its needs are readily available.

Item 3.  LEGAL PROCEEDINGS

Litigation

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action. National City Bank has obtained judgment in that action in the amount of approximately $353,000.

         In that action, Anderson has filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. Mr. Anderson seeks to rescind Quest's acquisition of Gwenco, or alternatively, seeks unspecified compensatory and punitive damages, and he also seeks injunctive relief. Quest believes that Mr. Anderson's allegations are without merit and is defending the action vigorously. Quest has also asserted counter-claims against Mr. Anderson for breach of the stock purchase agreement pursuant to which Quest acquired Gwenco.

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. Quest intends to defend this action while continuing negotiations with National City Bank. If National City Bank is successful in this action, Gwenco could lose substantially all of its assets in a foreclosure sale. If Quest is unable to successfully renegotiate with National City Bank to reorganize and restructure its debt obligations, there is a significant chance that Quest or its subsidiaries may be forced to seek protection under the U.S. Bankruptcy code, or that its creditors could foreclose on its remaining assets, in which case it would cease to continue as a going concern.

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

         The Federal Insurance Company has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. The Federal Insurance Company has commenced an action against Quest Energy and others in Pike County Court, Kentucky with respect to these allegations;

however, the action has not yet been served on Quest Energy. In the event that Quest Energy is served, it believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

         Mountain Edge Personnel has commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees. Quest is in the process of negotiating a settlement of this action.

         An action has been commenced in the Circuit Court of Pike County, Kentucky against Quest and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to Quest's subsidiaries. Gwenco and Quest Energy are actively defending the action.

         BHP, Inc. commenced an action in the Circuit Court of Pike County, Kentucky against Quest's indirect, wholly-owned subsidiary, Quest Energy, Ltd., for damages resulting an alleged failure to pay for certain equipment leases in the amount of approximately $225,000, plus pre and post judgment interest as provided by law, costs, and fees. Quest Energy believes that it has several meritorious defenses and counterclaims to this action and is defending it vigorously.

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

2004 (OTC Bulletin Board)                High Bid                     Low Bid
-----------------------------------------------------------------------------
First quarter                                2.50                        1.25
Second quarter                               3.50                        2.00
Third quarter                                3.60                        2.55
Fourth quarter                               3.40                        1.15

2005 (OTC Bulletin Board)                High Bid                     Low Bid
-----------------------------------------------------------------------------
First quarter                                2.00                        0.70
Second quarter                               0.99                        0.13
Third quarter                                0.28                        0.03
Fourth quarter                               0.38                        0.07

         As of March 31, 2006, there were approximately 760 record holders of Quest's common stock.

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

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which Quest's equity securities have been authorized for issuance as of December 31, 2005:

                                                (a)                    (b)                         (c)
------------------------------------    -------------------   ----------------------     ------------------------
Plan Category                                Number of          Weighted-average          Number of securities
                                          securities to be      exercise price of          remaining available
                                            issued upon       outstanding options,         for future issuance
                                            exercise of        warrants and rights            under equity
                                            outstanding                                    compensation plans
                                         options, warrants                                (excluding securities
                                             and rights                                    reflected in column
                                                                                                  (a))
------------------------------------    -------------------   ----------------------     ------------------------
Equity compensation plans approved
by security holders                              --                   $ --                         --
Equity compensation plans not
approved by security holders
(1)(2)(3)                                        --                   $ --                         --
Total                                            --                   $ --                         --

     (1) 2005 Stock Incentive Plan. On August 29, 2005, our board of directors adopted our 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 7,000,000 shares, and to date, we have issued all 7,000,000 shares under the plan.

     (2) Amended and Restated 2005 Stock Incentive Plan No. 2. On October 20, 2005, our board of directors adopted our Amended and Restated 2005 Stock Incentive Plan No. 2. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business is largely dependent. We are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 2,000,000 shares, and to date, we have issued all 2,000,000 shares under the plan.

     (3) 2004 Stock Compensation Plan. In 2004, Quest adopted its 2004 Stock Compensation Plan on January 20, 2004. The purpose of the plan was to advance the best interests of Quest by providing its employees, directors, consultants, and other persons associated with Quest with additional incentive and by increasing their proprietary interest in the success of Quest. The plan also encourages those employees and consultants to maintain their relationship with Quest.

         Quest may grant stock or stock options under the plan. The total number of shares of Quest available for grants of stock options or stock is 17,500,000. This amount is subject to adjustment in the event of a merger, consolidation, other reorganization, recapitalization, reclassification, combination of shares, stock split-up, or stock dividend; however, the amount of shares available under the plan is not subject to adjustment in the event of a reverse stock split, i.e. a reverse stock split by Quest shall not affect or result in any reduction in the number of plan shares remaining in the plan at the effective time of such reverse stock split. To date, Quest has issued all 17,500,000 shares pursuant to stock grants.

Recent Sales of Unregistered Securities

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

         In April, 2005, Greenwood Partners required Quest to sign an amendment to the notes which purports to change the adjustment provisions of the conversion price from "weighted-average" to "full-ratchet" in the event that Quest issues additional stock or stock equivalents at a price lower than the conversion price. Quest is currently investigating the circumstances regarding the investment and this purported amendment and currently disputes the validity of the amendment.

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units. Before investing, each subscriber was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. In each case, we received, before accepting the subscription of each subscriber, unit purchase agreements executed by the subscribers. Each of the subscribers represented and warranted to us that such subscriber (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act,
(ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscribers and our officers' and directors' prior substantive relationship with the subscribers, that each of the subscribers were accredited investors within the meaning of Rule 501(a) of the Act.

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

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units. Before investing, each subscriber was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. In each case, we received, before accepting the subscription of each subscriber, unit purchase agreements executed by the subscribers. Each of the subscribers represented and warranted to us that such subscriber (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act,
(ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscribers and our officers' and directors' prior substantive relationship with the subscribers, that each of the subscribers were accredited investors within the meaning of Rule 501(a) of the Act.

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

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units. Before investing, each subscriber was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. In each case, we received, before accepting the subscription of each subscriber, unit purchase agreements executed by the subscribers. Each of the subscribers represented and warranted to us that such subscriber (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act,
(ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscribers and our officers' and directors' prior substantive relationship with the subscribers, that each of the subscribers were accredited investors within the meaning of Rule 501(a) of the Act.

         5. From May 16, 2005 through June 30, 2005, Quest borrowed approximately $245,000 from Professional Traders Fund, and, in connection therewith, Professional Traders Fund required Quest to execute several documents, including a credit agreement, promissory note, various guarantees, an amended and restated security agreement, and a mortgage. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Professional Traders Fund required Quest to execute a warrant agreement to grant Professional Traders Fund purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.10 per share, payable only upon cancellation of any indebtedness owed to Professional Traders Fund. Under the terms of the warrant agreement, in the event of default under the note, the exercise price was to be reduced to $0.05 per share and the warrant could be exercise by payment of cash as well as cancellation of indebtedness. As set forth under Item I of Part II, Professional Traders Fund has commenced two separate legal actions for breach of these agreements. The parties entered into a settlement agreement in February, 2006.

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the note. Before investing, Professional Traders Fund was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of Professional Traders Fund, subscription documents executed by the subscriber. The subscriber represented and warranted to us that it (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act, (ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscriber and our officers' and directors' prior substantive relationship with the subscribers, that the subscriber was an accredited investor within the meaning of Rule 501(a) of the Act.

         Professional Traders Fund has also contended that, in May 2005, Quest agreed to issue to Professional Traders Fund 50,000 shares of common stock for $0.10 per share. Quest issued the shares as part of a settlement agreement executed in February, 2006.

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

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares. Before investing, JJ Resources was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of JJ Resources, subscription documents executed by the subscriber. The subscriber represented and warranted to us that it (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act, (ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscriber and our officers' and directors' prior substantive relationship with the subscribers, that the subscriber was an accredited investor within the meaning of Rule 501(a) of the Act.

         7. On September 12, 2005, Quest issued 454,545 shares to Magnum Capital Management, Inc. in connection with and pursuant to an IR/PR-Services Agreement with Magnum Capital. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares. Before investing, Magnum was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of Magnum, subscription documents executed by the subscriber. The subscriber represented and warranted to us that it (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act, (ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscriber and our officers' and directors' prior substantive relationship with the subscribers, that the subscriber was an accredited investor within the meaning of Rule 501(a) of the Act.

         8. On September 28, 2005, Quest issued 800,000 shares to UTEK Corporation in connection with and pursuant to a Strategic Alliance Agreement with UTEK. The shares vest 1/12th per month. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares. Before investing, UTEK was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of UTEK, subscription documents executed by the subscriber. The subscriber represented and warranted to us that it (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act, (ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscriber and our officers' and directors' prior substantive relationship with the subscribers, that the subscriber was an accredited investor within the meaning of Rule 501(a) of the Act.

         9. On December 8, 2005, Quest issued 5,000,000 shares of its common stock in an offshore private placement at $0.05 per share. The issuance was exempt from registration pursuant to Regulation S of the Act. Before investing, the subscribers were provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of each subscriber, subscription documents executed by such subscriber. Each subscriber represented and warranted to us, among other things, that it (i) was a non U.S. person, (ii) would not offer to resell the securities in the United States during the restricted period, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation.

         10. On December 8, 2005, Quest issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into Quest common shares at an initial conversion price of $0.05 per share, subject to adjustment. The issuance was exempt from registration pursuant to Regulation S of the Act. The issuance was exempt from registration pursuant to Regulation S of the Act. Before investing, the subscribers were provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of each subscriber, subscription documents executed by such subscriber. Each subscriber represented and warranted to us, among other things, that it (i) was a non U.S. person, (ii) would not offer to resell the securities in the United States during the restricted period, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation.

         11. From December, 2005 through January, 2006, Quest issued and aggregate of 1,500,000 shares of its common stock in an offshore private placement at $0.05 per share. The issuance was exempt from registration pursuant to Regulation S of the Act. Before investing, the subscribers were provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. We received, before accepting the subscription of each subscriber, subscription documents executed by such subscriber. Each subscriber represented and warranted to us, among other things, that it (i) was a non U.S. person, (ii) would not offer to resell the securities in the United States during the restricted period, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation.

         12. On February 14, 2006, Quest entered into a settlement agreement with Professional Traders Fund LLC ("PTF") pursuant to which Quest settled and resolved all outstanding disputes under that certain Unit Agreement dated as of February 22, 2005 (the "Unit Agreement"), that certain Credit Agreement dated as of May 16, 2005 (the "Credit Agreement") and any and all documents related thereto (collectively, the "Prior Financing Documents"). Pursuant to the Agreement, the parties agreed to a complete restructuring of the obligations under the Prior Financing Documents, effectuated through the issuance of amended and restated instruments, new instruments, and common stock.

         The settlement and restructuring consisted of the following transactions:

                  A. Unit Agreement Restructuring. The Unit Agreement (and all related documentation) was restructured as follows:

                           1.       Amended and Restated Unit Note. We issued
PTF an amended and restated Unit Note (the "Amended and Restated Unit Note") in the aggregate principal amount of $350,000.00, which note is now payable on or before February 22, 2007. The original Unit Note had a maturity date of March 31, 2006. This Amended and Restated Unit Note will be convertible into our common stock initially at a rate of $.075 per share, subject to adjustment as provided in the Amended and Restated Unit Note.

                           2.       Issuance of Quest Common Stock. We issued
PTF share certificates representing 1,000,000 shares of our common stock in consideration of PTF's exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them. The amount of common stock due PTF upon exercise of these warrants was previously disputed.

                           3.       Termination of Unit Agreement. All of the
provisions contained in the Unit Agreement, solely as to PTF, were terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any claims or damages previously incurred under the Unit Agreement due to our default thereunder, including any defaults under the registration rights agreement entered into in connection with the Unit Agreement (the "Unit Registration Rights Agreement").

                           4.       Termination of Unit Registration Rights
Agreement. All of the provisions contained in the Unit Registration Rights Agreement, solely as to PTF, were terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any liquidated damages previously incurred under the Unit Registration Rights Agreement due to our default thereunder.

                           5.       Dismissal of Unit Litigation. A Stipulation
for Dismissal without Prejudice was filed with respect to that certain action filed against us by PTF in the United States District Court for the Southern District of New York, Case No 06-CV-00309.

                  B. Credit Agreement Restructuring. The Credit Agreement (and all related documentation) was restructured as follows:

                           1.       Repayment of Principal. We paid PTF $264,000
representing payment in full of all principal owed to PTF by Quest under that certain promissory note dated as of May 16, 2005 in an amount up to $500,000 made by us in favor of PTF (the "Credit Note").

                           2.       Amended and Restated Credit Note. As payment
in full for all: (i) accrued interest due PTF under the Credit Note and (ii) any and all collection fees incurred by PTF thereunder, we issued PTF an amended and restated Credit Note (the "Amended and Restated Credit Note") in the aggregate principal amount of $100,000.00 in favor of PTF, which note is payable on the earlier of: July 10, 2006 or our closing of a new debt or equity financing or series of related financings, in excess of $1,500,000.00. In addition, upon an "event of default" (as defined), this note will be convertible into shares of our common stock at an initial conversion rate of $0.10 per share, subject to adjustment as set forth therein.

                           3.       Amended and Restated Warrant. We issued PTF
an amended and restated warrant (the "Amended and Restated PTF Credit Warrant") to purchase up to 10,260,028 shares of our common stock. Under this Amended and Restated Warrant 2,500,000 shares will be exercisable on a "cashless basis", provided, however, that PTF's ability to utilize such cashless exercise feature will be limited to 400,000 shares of common stock per quarter. The original warrant did not provide for cashless exercise, which feature was included as additional consideration for the settlement and restructuring.

                           4.       Waivers under Credit Agreement. Any and all
defaults under the Credit Agreement prior to the execution of the Agreement were waived by PTF, including any defaults under that certain registration rights agreement entered into in connection therewith (the "Credit Registration Rights Agreement"). PTF expressly agreed that, notwithstanding in the Credit Agreement to the contrary, the execution and delivery of the Agreement or any of the documents executed in connection therewith do not constitute a breach of the Credit Agreement or the Amended and Restated Credit Note.

                           5.       Termination of Credit Registration Rights
Agreement. The Credit Registration Rights Agreement was terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any liquidated damages previously incurred under the Credit Registration Rights Agreement due to our default thereunder.

                           6.       Dismissal of Credit Agreement Litigation and
Kentucky Litigation. A Stipulation for Dismissal without Prejudice was filed with respect to that certain action filed by PTF (i) on November 2, 2005 against us and Gwenco in the United States District Court for the Southern District of New York, Case No. 05-CV-9311, to collect all amounts owing under the Credit Note, including collection fees (ii) on November 3, 2005 against us, Quest Energy Ltd., and Gwenco, Inc. in the Pike County Circuit Court for the Commonwealth of Kentucky, Case No. 05-CI-01494, to collect all amounts owing under the Credit Note, including collection fees, and to seek judicial foreclosure on certain assets held by Gwenco pursuant to the security agreement and mortgage.

                  C. New Warrant. As additional consideration for the settlement and restructuring, we issued PTF a warrant to purchase up to 5,000,000 shares of our common stock, with an initial exercise price of $0.10 per share and an expiration date of February 10, 2009.

         13. On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of 150% of the average closing price of Quest's common stock for the five trading days preceding the final closing date. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of 75% of the average closing price of Quest's common stock for the five trading days preceding the final closing date, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, Quest must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

         Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the warrants within thirty business days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Westor Capital Group, Inc., an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Westor is to receive a ten percent (10%) cash commission on the sale of the units, a three percent (3%) non-accountable expense allowance, and ten warrants for each one-hundred warrants issued as part of the units with an exercise price of 120 % of the of the average closing price of Quest's common stock for the five trading days preceding the final closing date.

         Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the units. Before investing, each subscriber was provided with or had access to information regarding our company substantially similar to that included in a registration statement on Form SB-2. In each case, we received, before accepting the subscription of each subscriber, unit purchase agreements executed by the subscribers. Each of the subscribers represented and warranted to us that such subscriber (i) was sophisticated enough to evaluate the merits of an investment in the securities and did not need the benefits of registration under the Act,
(ii) had a prior substantive relationship with at least one of our officers or directors or the selling broker-dealer, if any, (iii) was purchasing with investment intent and not with a view to distribution, and (iv) had not been solicited through any form of general solicitation. In addition, we believe, based on the representations of the subscribers and our officers' and directors' prior substantive relationship with the subscribers, that each of the subscribers were accredited investors within the meaning of Rule 501(a) of the Act.

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

         Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In the fourth quarter of 2005, Quest completed the required rehabilitation of the Pond Creek mine. In March, 2006, Quest reopened its Pond Creek mine and has placed mining equipment back into the mine. Quest had believed that it had received the required insurance, permits, and approval to recommence mining operations; however, Quest was subsequently advised that it required additional insurance, permits, and approvals permits to recommence the mining operations. Quest is currently seeking to obtain these necessary insurance, permits, and approvals and intends to recommence mining operations upon receipt of the necessary insurance, permits, and approvals.

         Quest has recently retained Braxton Mining as its contract miner to resume mining operations at Pond Creek. Braxton has replaced Shelbi Coal Company as the contract miner for Quest. Under the terms of the agreement with Braxton, Braxton will provide all equipment and labor necessary for the coal mining production at the Pond Creek mine, and Quest will receive $7.75 per ton of clean coal mined from Pond Creek, which will be escrowed under the terms of the Boyd County Court order and used to repay accrued royalties and creditors of Quest's wholly-owned subsidiary, Gwenco, Inc. Further, to the extent that coal from the mine is sold to a washing plant at a price that exceeds $45.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $45.00 per clean ton, and, to the extent that coal from the mine is sold directly to the open market at a price that exceeds $60.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $60.00 per clean ton. This arrangement is subject to revision, amendment, or revocation by the Boyd County Court.

         Using continuous mining techniques, before the shutdown of the Gwenco mines, Quest had driven approximately 1,200 feet to where the coal may be thickening to above 36 inches, based on estimates from core-hole drilling. During the initial period, coal was sent to a preparation plant to be washed. After re-opening the Pond Creek mine, once thicker coal is reached, Quest and

Braxton intend to commence implementation of two continuous mining operations estimated to yield about 20,000 tons of clean coal per month.

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action. National City Bank has obtained judgment in that action in the amount of approximately $340,000.

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. Quest intends to defend this action while continuing negotiations with National City Bank. If National City Bank is successful in this action, Gwenco could lose substantially all of its assets in a foreclosure sale.

         In December, 2004, Quest terminated its former Chief Financial Officer, Fred Runyon. Quest Energy, Ltd., an indirect, wholly-owned subsidiary of Quest, also terminated Mr. Runyon as President of Quest Energy. On April 7, 2005, Quest announced that, upon completion of the initial phase of an audit by counsel retained by Quest for that purpose, among others, Quest began an investigation into an apparent embezzlement from Quest and a conspiracy to commit embezzlement by some former employees of Quest, Quest's indirect wholly-owned subsidiary, Quest Energy, Ltd., and its former indirect wholly-owned subsidiary, D&D Contracting, Inc, including Mr. Runyon.

         At this time, Quest is unable to quantify the scope of the apparent embezzlement or the impact that the apparent embezzlement will have on its financial statements, but management currently estimates that between $250,000 and $1,000,000 was apparently embezzled from Quest. Quest has retained a forensic accountant to quantify the scope of the alleged fraud; however, the forensic accountant has been unable to complete its analysis at this time.

         Most of the embezzled funds result from Runyon apparently engaging in a "check-kiting" scheme with the complicity of his sister, Judy Holbrook, the manager of Community Trust Bank, where Quest Energy maintained bank accounts.

         Federal and state law enforcement authorities are investigating the activities of Mr. Runyon, Ms. Holbrook, and other apparent co-conspirators. According to news reports, on or about May 5, 2006, four people were charged Friday with kiting checks in a scheme that federal prosecutors said cost a bank more than $1 million. According to the reports, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's President and Chief Executive Officer, William R. Wheeler. The four are charged with bank fraud. According to the reports, Federal prosecutors said that Wheeler, Stollings, and Runyon were business associates with Quest when they convinced Holbrook, a branch manager for Community Trust Bank to issue unfunded cashier's checks. According to the Federal prosecutors, the cashier's checks covered bad checks written by Quest subsidiaries. No court date has been scheduled for any of the four. Both Mr. Wheeler and Quest deny any wrongdoing in connection with these matters.

         The Federal Insurance Company, the insurer for Community Trust Bank, has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy, including Mr. Runyon, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. There is currently no action pending with respect to this matter.

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

Critical Accounting Policies

         The discussion and analysis of Quest's financial conditions and results of operations is based upon Quest's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, Quest evaluates its estimates, including, but not limited to, those related to revenue recognition. It uses authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. Quest believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Coal Acquisition Costs

         The costs to obtain coal lease rights are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves. Amortization occurs either as Quest mines on the property or as others mine on the property through subleasing transactions.

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

Mining Equipment

         Mining equipment is recorded at cost. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 15 years.

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

Revenue Recognition

         Coal sales revenues are sales to customers of coal produced at Quest's operations. Quest recognizes revenue from coal sales at the time title passes to the customer.

Income Taxes

         Quest provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the year ended December 31, 2005, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest's net operating loss carry forward was fully offset by a valuation allowance.

Fair Value

         Quest's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2005.

Earnings loss per share

         Quest adopted SFAS No. 128, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.

Other Recent Accounting Pronouncements

         Quest does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                       Year Ended
                                                      December 31,
                                              ---------------------------
                                                  2005            2004
                                              ------------   ------------
Net sales                                            100.0%         100.0%
Production costs                                     129.9           70.4
Selling, general and administrative                  821.1          359.9
Stock compensation                                      --          752.5
Mining Option                                           --          172.4
Loss on Rescission                                      --           23.4
Interest                                             676.3           22.9
Deferred Warrant Expense                           4,021.4             --
Depreciation and amortization                         19.0            3.4
Mine Closing Costs                                   166.3             --
                                              ------------   ------------

Operating income (loss)                           (5,734.1)%     (1,304.9)%
                                              ------------   ------------

Comparison of the year ended December 31, 2005 and 2004

         Net sales. Net sales for Quest decreased to $356,741, or a decrease of 87.8%, for the year ended December 31, 2005, from $2,912,574 for the year ended December 31, 2004. Quest's sales decreased because Quest has not been generating revenues from its Burning Fork mine since 2004, as the Burning Fork mine has not been in operations since 2004. Further, Quest had only been able to generate revenues from its Gwenco operations in the first half of 2005, and did not generate any revenues from Gwenco during the third quarter. Equipment breakdowns and lack of working capital caused interruptions in coal mining operations during the first half of 2005, and thereafter, as a result of equipment breakdowns and a lack of working capital, Quest had to shut down the mines. No revenues were generated during these interruptions.

         Production costs. Production costs decreased to $463,215, or a decrease of 77.4% for the year ended December 31, 2005, from $2,050,357 for the year ended December 31, 2004. As a percentage of net sales, production costs increased to 129.5% of net sales for the year ended December 31, 2005 versus 77.4% of sales for the year ended December 31, 2004. On an absolute basis, Quest had lower production costs primarily because it had lower sales and production.

On a percentage of sales basis, Quest's production costs were greater in 2005 than in 2004 due to ongoing labor costs it incurred even though the mines were no longer in production.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $2,929,357 or 72.05%, for the year ended December 31, 2005, from $10,481,839 for the year ended December 31, 2004. As a percentage of net sales, selling, general, and administrative expenses were 821.1% for the year ended December 31, 2005, as compared to 359.9% for the comparable period in 2004. The decrease in selling, general, and administrative expenses results from not having incurred certain expenses relating to the reverse acquisition of Quest Minerals & Mining, Ltd. that were incurred in 2004. The decrease is further attributable to Quest's reduction of administrative personnel in 2005. Finally, and most significantly, there were several non-cash expenses, such as Quest's acquisition of an option to purchase a Honduran mining operation, certain equipment valuation adjustments, certain mineral interest valuation adjustments, and asset impairments that resulted in such a large selling, general, and administrative expense in 2004 that were non-recurring. The decrease was offset by the classification of supplies expenses, as most of the supplies were not purchased on a percentage ratio of production, but rather on volume discounted opportunities. Additionally, there were more maintenance and repairs incurred on machinery, as Quest was not in a financial position to buy newer equipment. Further, Quest incurred $1,369,925 in stock compensation expense for the year ended December 31, 2005.

         Depreciation and amortization. Depreciation expense decreased to $67,849, or 31.7%, for the year ended December 31, 2005, from $99,351 for the year ended December 31, 2004. As a percentage of net sales, depreciation expense was 19.0% for the year ended December 31, 2005, as compared to 3.4% for the comparable period in 2004. Quest's depreciation expense decreased primarily because certain equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Stock Compensation. Quest incurred stock compensation expense of $21,917,633 in the year ended December 31, 2004. This expense in 2004 resulted from the issuance of 17,500,000 shares of common stock pursuant to Quest's stock compensation plan to various consultants pursuant to consulting agreements, and the issuance of additional shares to various consultants pursuant to consulting agreements.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $14,346,143 for the year ended December 31, 2005, compared to no such expense in the year ended December 31, 2004. This expense in 2005 resulted from the issuance of 23,950,000 warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense increased to $2,412,678, or 361.0%, for the year ended December 31, 2005, from $668,353 for the year ended December 31, 2004. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and the expense associated with the issuance of a warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

         Operating loss. Quest incurred an operating loss of $20,455,872 for the year ended December 31, 2005, compared to an operating loss of $38,005,209 for the year ended December 31, 2004. It had lower operating losses in 2005 as compared to 2004 primarily because of the stock compensation expense of $21,917,633 that Quest recorded in 2004 in connection with the issuance of its stock under the Quest stock compensation plan and to other consultants outside the plan. Further, it recorded a $5,020,000 expense in 2004 for issuance of stock to acquire an option to purchase a Honduran mining operation. Without the stock compensation and the mining option expense, the operating loss for 2004 was $11,067,576. The operating loss for 2005 was largely the result of the deferred warrant amortization expense of $14,346,143 in connection with the issuance of warrants pursuant to various financings since October 2004. Without the deferred warrant amortization, the operating loss for 2005 was $6,109,729. This loss resulted from no revenues from E-Z mining in 2005, a lack of revenues in the second half of 2005, significantly increased selling, general, and administrative expenses, $2,412,678 in interest expense, and stock compensation expense of $1,369,925.

         Provision for income taxes. Quest incurred operating losses for the year ended December 31, 2005 and for the year ended December 31, 2004. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at December 31, 2005 was $7,089,429. It had cash of $16,415 as of December 31, 2005.

         Quest used $1,817,771 of net cash in operating activities for the year ended December 31, 2005, compared to using $1,675,488 in the year ended December 31, 2004. Cash used in operating activities for the year ended December 31, 2005 was mainly due its net loss of $20,445,872, but also to a cancellation of stock previously issued for advertising, valued at $250,000. The net loss was offset by $67,849 of depreciation, $410,500 of stock issued for interest, $1,369,925 of stock issued for services, $325,000 of stock issued for royalties, $12,948,480 in deferred warrant amortization, $1,536,079 as warrants issued for interest expense, $1,510,510 as stock issued for investment, a decrease of $38,559 in account receivables, and an increase of $681,199 in accounts payable and accrued expenses

         Net cash flows used in investing activities were $127,000 for the year ended December 31, 2005, compared to using $628,394 in the year ended December 31, 2004. Cash used by investing activities for the year ended December 31, 2005 resulted from the purchase of equipment of $150,000, offset by the refund of a security deposit in the amount of $23,000.

         Net cash flows provided by financing activities were $1,858,966 for the year ended December 31, 2005, compared to $2,405,552 provided by financing activities the year ended December 31, 2004. This increase in net cash provided by financing activities is due to Quest's borrowings of $2,125,000 pursuant to various notes and the issuance of shares of common stock of $100,000. This increase was offset by repayments of loans payable of $366,034.

Capital Requirements

         The report of Quest's independent accountants for the fiscal year ended December 31, 2005 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities. In 2004, Quest completed two private placements of common stock, receiving gross proceeds of approximately $1,160,000.

         In addition, through December 31, 2004, Quest issued an aggregate of approximately 548,235 shares of its common stock in an offshore offering pursuant to Regulation S at a price equal to the closing "bid" price of Quest's common stock as quoted on the OTC Bulletin Board on the date of issuance. The average price per share of the shares sold pursuant to Regulation S was approximately $3.36 per share, and the gross proceeds from non-U.S. persons was approximately $1,839,750. The purchase price of each share sold was paid into an escrow account, from which forty percent (40%) of the purchase price, or approximately $735,900, was paid to Quest. The remaining sixty percent (60%), or approximately $1,103,850, was collectively paid to a non-U.S. third-party advisor and the escrow agent. In addition, Quest paid four percent (4%) of the purchase price, or approximately $73,590, as a finder's fee. In total, Quest received thirty-six (36%) of the purchase price, or approximately $662,310, from the shares sold in the Regulation S offering.

         On October 19, 2004, Quest borrowed $250,000 from Professional Traders Fund, LLC and, in connection therewith, delivered a convertible secured promissory note to Professional Traders Fund in the principal amount of $250,000. The note had a term of six months and is secured by a first priority security interest in certain equipment of Quest's indirect subsidiary, Quest Energy, Ltd. The note bore interest at a rate of eight percent (8%) and was convertible at a floating conversion price of fifty percent (50%) of the average of the per share market value during the three (3) trading days immediately preceding a conversion date. In addition, Quest issued to Professional Traders Funds a five-year warrant to purchase up to 250,000 shares of Quest's common stock at an exercise price of $2.00 per share. In February, 2005, as part of a private placement of units as described below, Professional Traders Fund agreed to cancel this note in exchange for 5 units in the private placement. In connection therewith, Professional Traders Fund had required Quest to sign an agreement which purports to reduce the exercise price on the warrant to $0.75 per share. As also described below, Quest has entered into a settlement agreement with Professional Traders Fund regarding these financings.

         From December 17 through 21, 2004, Quest borrowed an aggregate of $600,000 and, in connection therewith, delivered a series of secured promissory notes in the principal amount of $600,000. The notes have a term of six months and are secured by a security interest in certain assets of Quest's indirect subsidiary, Quest Energy, Ltd. The notes bear interest at a rate of fifteen percent (15%) and become convertible in the event of default at a conversion price of $0.10 per share. In addition, Quest issued to the investors warrants to purchase an aggregate of up to 600,000 shares of Quest's common stock at an exercise price of $1.00 per share. The exercise price of the warrants were to be reduced by fifty percent (50%) in the event of a default under the notes. Quest agreed to register the secondary offering and resale of the shares underlying the warrants in the event that it files a registration statement under the Securities Act. In connection with the offer and sale of the notes and the warrants, Quest engaged Saddle River Associates, Inc. as a finder, and issued to Saddle River a warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. As of March 31, 2005, the holders of these notes have converted a portion of these notes into shares of Quest's common stock.

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

         From May 16, 2005 through June 30, 2005, Quest borrowed approximately $245,000 from Professional Traders Fund, and, in connection therewith, Professional Traders Fund required Quest to execute several documents, including a credit agreement, promissory note, various guarantees, an amended and restated security agreement, and a mortgage. The note has a term of three months and bears interest at a rate of ten percent (10%). In addition, Professional Traders Fund required Quest to execute a warrant agreement to grant Professional Traders Fund purchase an aggregate of up to 10,260,028 shares of Quest's common stock at an exercise price of $0.10 per share, payable only upon cancellation of any indebtedness owed to Professional Traders Fund. Under the terms of the warrant agreement, in the event of default under the note, the exercise price was to be reduced to $0.05 per share and the warrant could be exercise by payment of cash as well as cancellation of indebtedness. Professional Traders Fund had commenced two separate legal actions for breach of these agreements.

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

         From December, 2005 through January, 2006, Quest issued and aggregate of 1,500,000 shares of its common stock in an offshore private placement at $0.05 per share. The issuance was exempt from registration pursuant to Regulation S of the Act.

         On February 14, 2006, Quest entered into a settlement agreement with Professional Traders Fund LLC ("PTF") pursuant to which Quest settled and resolved all outstanding disputes under that certain Unit Agreement dated as of February 22, 2005 (the "Unit Agreement"), that certain Credit Agreement dated as of May 16, 2005 (the "Credit Agreement") and any and all documents related thereto (collectively, the "Prior Financing Documents"). Pursuant to the Agreement, the parties agreed to a complete restructuring of the obligations under the Prior Financing Documents, effectuated through the issuance of amended and restated instruments, new instruments, and common stock. The settlement and restructuring consisted of the following transactions:

                  A. Unit Agreement Restructuring. The Unit Agreement (and all related documentation) was restructured as follows:

                           1.       Amended and Restated Unit Note. We issued
PTF an amended and restated Unit Note (the "Amended and Restated Unit Note") in the aggregate principal amount of $350,000.00, which note is now payable on or before February 22, 2007. The original Unit Note had a maturity date of March 31, 2006. This Amended and Restated Unit Note will be convertible into our common stock initially at a rate of $.075 per share, subject to adjustment as provided in the Amended and Restated Unit Note.

                           2.       Issuance of Quest Common Stock. We issued
PTF share certificates representing 1,000,000 shares of our common stock in consideration of PTF's exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them. The amount of common stock due PTF upon exercise of these warrants was previously disputed.

                           3.       Termination of Unit Agreement. All of the
provisions contained in the Unit Agreement, solely as to PTF, were terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any claims or damages previously incurred under the Unit Agreement due to our default thereunder, including any defaults under the registration rights agreement entered into in connection with the Unit Agreement (the "Unit Registration Rights Agreement").

                           4.       Termination of Unit Registration Rights
Agreement. All of the provisions contained in the Unit Registration Rights Agreement, solely as to PTF, were terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any liquidated damages previously incurred under the Unit Registration Rights Agreement due to our default thereunder.

                           5.       Dismissal of Unit Litigation. A Stipulation
for Dismissal without Prejudice was filed with respect to that certain action filed against us by PTF in the United States District Court for the Southern District of New York, Case No 06-CV-00309.

                  B. Credit Agreement Restructuring. The Credit Agreement (and all related documentation) was restructured as follows:

                           1.       Repayment of Principal. We paid PTF $264,000
representing payment in full of all principal owed to PTF by Quest under that certain promissory note dated as of May 16, 2005 in an amount up to $500,000 made by us in favor of PTF (the "Credit Note").

                           2.       Amended and Restated Credit Note. As payment
in full for all: (i) accrued interest due PTF under the Credit Note and (ii) any and all collection fees incurred by PTF thereunder, we issued PTF an amended and restated Credit Note (the "Amended and Restated Credit Note") in the aggregate principal amount of $100,000.00 in favor of PTF, which note is payable on the earlier of: July 10, 2006 or our closing of a new debt or equity financing or series of related financings, in excess of $1,500,000.00. In addition, upon an "event of default" (as defined), this note will be convertible into shares of our common stock at an initial conversion rate of $0.10 per share, subject to adjustment as set forth therein.

                           3.       Amended and Restated Warrant. We issued PTF
an amended and restated warrant (the "Amended and Restated PTF Credit Warrant") to purchase up to 10,260,028 shares of our common stock. Under this Amended and Restated Warrant 2,500,000 shares will be exercisable on a "cashless basis", provided, however, that PTF's ability to utilize such cashless exercise feature will be limited to 400,000 shares of common stock per quarter. The original warrant did not provide for cashless exercise, which feature was included as additional consideration for the settlement and restructuring.

                           4.       Waivers under Credit Agreement. Any and all
defaults under the Credit Agreement prior to the execution of the Agreement were waived by PTF, including any defaults under that certain registration rights agreement entered into in connection therewith (the "Credit Registration Rights Agreement"). PTF expressly agreed that, notwithstanding in the Credit Agreement to the contrary, the execution and delivery of the Agreement or any of the documents executed in connection therewith do not constitute a breach of the Credit Agreement or the Amended and Restated Credit Note.

                           5.       Termination of Credit Registration Rights
Agreement. The Credit Registration Rights Agreement was terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any liquidated damages previously incurred under the Credit Registration Rights Agreement due to our default thereunder.

                           6.       Dismissal of Credit Agreement Litigation and
Kentucky Litigation. A Stipulation for Dismissal without Prejudice was filed with respect to that certain action filed by PTF (i) on November 2, 2005 against us and Gwenco in the United States District Court for the Southern District of New York, Case No. 05-CV-9311, to collect all amounts owing under the Credit Note, including collection fees (ii) on November 3, 2005 against us, Quest Energy Ltd., and Gwenco, Inc. in the Pike County Circuit Court for the Commonwealth of Kentucky, Case No. 05-CI-01494, to collect all amounts owing under the Credit Note, including collection fees, and to seek judicial foreclosure on certain assets held by Gwenco pursuant to the security agreement and mortgage.

                  C. New Warrant. As additional consideration for the settlement and restructuring, we issued PTF a warrant to purchase up to 5,000,000 shares of our common stock, with an initial exercise price of $0.10 per share and an expiration date of February 10, 2009.

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of 150% of the average closing price of Quest's common stock for the five trading days preceding the final closing date. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of 75% of the average closing price of Quest's common stock for the five trading days preceding the final closing date, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, Quest must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

         Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the warrants within thirty business days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Westor Capital Group, Inc., an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Westor is to receive a ten percent (10%) cash commission on the sale of the units, a three percent (3%) non-accountable expense allowance, and ten warrants for each one-hundred warrants issued as part of the units with an exercise price of 120 % of the of the average closing price of Quest's common stock for the five trading days preceding the final closing date.

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

Item 7.  FINANCIAL STATEMENTS

         The financial statements and related notes for Quest are contained on pages F-1 to F-32 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 18, 2004, Quest dismissed Bierwolf, Nilson & Associates as its independent accountants, and it engaged Kempisty & Company as its independent accountants.

         The reports of Bierwolf, Nilson & Associates on Quest's financial statements for the fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Bierwolf, Nilson & Associates on our financial statements as of and for the year ended December 31, 2002 stated that Quest had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about Quest's ability to continue as a going concern.

         The decision to change accountants from Bierwolf, Nilson & Associates to Kempisty & Company was approved by Quest's board of directors.

         During our fiscal years ended December 31, 2001 and 2002 and the subsequent interim period through March 18, 2004, the date of the dismissal of Bierwolf, Nilson & Associates, Quest did not have any disagreement with Bierwolf, Nilson & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         During that time, there were no "reportable events" as set forth in
Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant's reports of Bierwolf, Nilson & Associates on Quest's financial statements as of and for the year ended December 31, 2002 stated that Quest had suffered recurring losses from operations and had a net capital deficiency that raised substantial doubt about Quest's ability to continue as a going concern.

         Quest engaged Kempisty & Company on March 18, 2004. Quest had not consulted Kempisty & Company regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

         Quest provided Bierwolf, Nilson & Associates with a copy of this disclosure prior to its filing with the Commission. Bierwolf, Nilson & Associates provided a letter to Quest, dated March 29, 2004 and addressed to the Commission, which is attached to Quest's Current Report on Form 8-K dated April 1, 2004 as Exhibit 16.1 and is hereby incorporated herein by reference.

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

                         QUEST MINERALS AND MINING CORP.

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       F2

CONSOLIDATED BALANCE SHEET                                                    F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                         F4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                       F5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                         F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F7-F32


                                       F1

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 -
FAX (212) 513-1930

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Quest Minerals & Mining Corp.


We have audited the accompanying consolidated balance sheet of Quest Minerals & Mining Corp. as of December 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining Corp. at December 31, 2005 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 17, the Company is a defendant in several lawsuits. An adverse ruling could result in the loss of the Company's operating assets. It is not possible at this time to predict the outcome of this litigation.

The accompanying financial statements have been prepared assuming that Quest Minerals & Mining Corp. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses since inception and requires additional capital to continue operations. Additionally, the Company could lose all of its operating assets through current and/or pending litigation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kempisty & Company CPAs, P.C.


Kempisty & Company
Certified Public Accountants PC
New York, New York
May 3, 2006


                                       F2

                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005


                               ASSETS

Current Assets
   Cash                                                            $     16,415
   Receivables                                                               --
                                                                   ------------
      Total current assets                                               16,415

Leased Mineral Reserves (Note 2 & 5)                                  5,210,471
Equipment, net (Note 6)                                                 405,782
Escrow - Trustee Account                                                275,000
Prepaid consulting Expense                                              589,000
Other receivables, net (Note 7)                                         668,000
Deferred stock option/warrant issuance, net (Note 13)                 3,097,903
                                                                   ------------

TOTAL ASSETS                                                       $ 10,262,571
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses (Note 8)                  $  2,484,634
   Loans payable (Note 9)                                             2,857,864
   Bank loans (Note 9)                                                1,068,366
   Related party loans (Note 9)                                         695,000
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             7,105,864

Other Liabilities
   Unearned revenues (Note 8)                                           668,000
                                                                   ------------

TOTAL LIABILITIES                                                     7,773,864

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
   SERIES A - issued and outstanding 453,000 shares                         453
   SERIES B - issued and outstanding 386,275 shares                         386

Common stock, par value $0.001, 250,000,000 shares authorized;
   issued and outstanding 69,500,778 shares                              69,502

Equity held in escrow (Note 12)                                        (587,500)

Paid-in capital (Note 14)                                            62,189,653
Accumulated Deficit                                                 (59,183,787)
                                                                   ------------

Total Stockholders' Equity                                            2,488,707
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,262,571
                                                                   ============

                       See Notes to Financial Statements.

                                       F3

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2005 and 2004


                                                      2005             2004
                                                  ------------     ------------
Revenue:
   Coal Revenues                                  $    356,741     $  2,912,574
   Interest and Other                                       --               --
                                                  ------------     ------------

          Total Revenues                               356,741        2,912,574
                                                  ------------     ------------
Expenses:
   Stock compensation                                       --       21,917,633
   Production costs                                    463,215        2,050,357
   Selling, general and administrative               2,929,357       10,481,839
   Mining Option                                            --        5,020,000
   Loss on rescission                                       --          680,250
   Interest                                          2,412,678          668,353
   Deferred Warrants Expense                        14,346,143               --
   Depreciation and Amortization                        67,849           99,351
   Mine closing costs                                  593,371               --
                                                  ------------     ------------

          Total Operating Expenses                  20,812,613       40,917,783
                                                  ------------     ------------

Loss from Operations                               (20,455,872)     (38,005,209)

Provision for Income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $(20,455,872)    $(38,005,209)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.40)    $      (0.97)
                                                  ============     ============

Weighted average common shares outstanding          51,072,960       39,246,163
                                                  ============     ============


                       See Notes to Financial Statements.

                                       F4

                          QUEST MINERALS & MINING CORP.

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                 For the years ended December 31, 2005 and 2004


                                                                                           Escrow /
                                    Common Stock         Preferred Stock      Additional  Adjustments
                                --------------------   -------------------     Paid-in     Common
                                  Shares     Amount      Shares     Amount     Capital      Stock        Deficit          Totals
                                ----------  --------   ----------   ------  ------------  ---------    ------------    ------------
Balances at
 January 01, 2004               22,535,642    22,536           --       --       307,742         --        (722,706)       (392,428)

Common Stock issued
 for Advertising                   150,000       150                             374,850                                    375,000

Common Stock issued
 for Consulting                    191,667       192                             412,726                                    412,918

Common Stock issued
 for Interest                      150,000       150                             487,350                                    487,500

Common Stock issued
 for Acquisition                 2,050,000     2,050                           6,557,950                                  6,560,000

Sale of Common Stock under
 Section 4(2) and/or REG-D       1,616,990     1,617                           1,374,083                                  1,375,700

Sale of Common Stock under
 REG-S                             423,045       423                             611,997                                    612,420

Stock compensation              17,500,000    17,500                          21,902,053                                 21,919,553

Preferred Stock B issued
 for Acquisition                                        1,386,275    1,386     3,055,211                                  3,056,597

Preferred Stock A issued
 for Acquisition                                        2,000,000    2,000     6,000,000                                  6,002,000

Common Stock Returned to
 Treasury                             (800)       (1)                             (1,919)                                    (1,920)

Common Stock (Outstanding)
 Rescinded                        (500,000)     (500)                         (1,599,500)                                (1,600,000)

Common Stock issued under
 Rule 144                          150,000       150                             262,350                                    262,500

Preferred Stock B converted
 into common stock               1,000,000     1,000   (1,000,000)  (1,000)           --                                         --

Preferred Stock A converted
 into common stock               1,004,689     1,005   (1,000,000)  (1,000)           (5)                                        (0)

Stock Option / Warrants                                                          924,800                                    924,800

Equity held in escrow                                                                      (262,500)                       (262,500)

Net Loss                                                                                                (38,005,209)    (38,005,209)
                                ----------  --------   ----------   ------  ------------  ---------    ------------    ------------
Balances at
 January 1, 2005                46,271,233  $ 46,272    1,386,275   $1,386    40,669,688  $(262,500)   $(38,727,915)   $  1,726,931

Preferred Stock A converted
 into common stock               1,000,000     1,000     (546,667)    (547)         (453)                                        --

Stock Option / Warrants                                                       18,215,723                                 18,215,723

Equity held in escrow                                                                      (325,000)                       (325,000)

Common Stock issued under
 Rule 144
     For Consulting              1,454,545     1,455                             187,545                                    189,000
     For notes payable and
      interest expense           3,200,000     3,200                             668,800                                    672,000
     For investment expense      2,000,000     2,000                             198,000                                    200,000
     For royalties                 250,000       250                             324,750                                    325,000
     For accrued interest          450,000       450                              94,050                                     94,500

Common Stock issued under
 Reg. S
     For cash and investment
      expense                    6,000,000     6,000                           1,404,500                                  1,410,500
     For legal fees              1,400,000     1,400                             189,600                                    191,000

Common Stock issued under
 Reg S
     For Consulting              7,575,000     7,575                             982,350                                    989,925

Common Stock returned
 to treasury                      (100,000)     (100)                           (249,900)                                  (250,000)

Adjustment from additional
  debt                                                                          (495,000)                                  (495,000)

Net Loss for twelve months
 ended December 31, 2005                                                                                (20,455,872)    (20,455,872)
                                ----------  --------   ----------   ------  ------------  ---------    ------------    ------------

Balances at December 31, 2005   69,500,778  $ 69,502      839,608   $  839    62,189,653  $(587,500)   $(59,183,787)   $  2,488,707
                                ==========  ========   ==========   ======  ============  =========    ============    ============

    The accompanying notes are an integral part of thee financial statements.

                                       F5

                         QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Twelve Months Ended
                                                                           December 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Operating Activities
--------------------
   Net loss                                                       $(20,455,872)   $(38,005,209)
   Adjustments to reconcile net (loss) to net cash provided
    (used) by operating activities:
   Depreciation and Amortization                                        67,849          99,351
   Stock compensation                                                       --      21,917,633
   Stock issued for interest                                           410,500         579,720
   Stock issued for Services                                         1,369,925         412,918
   Stock issued for Advertising                                       (250,000)        375,000
   Stock issued for royalties                                          325,000              --
   Deferred Warrants- Amortization                                  12,948,480              --
   Warrants issued for interest expense                              1,536,079
   Loss on recission                                                        --         680,250
   Stock issued for Investment                                       1,510,510       4,960,000
   Loss on equipment valuation                                              --         216,833
   Loss on mineral Interests valuation                                      --       6,160,948
   Reverse Merger adjustment                                                --         (30,816)
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                   38,559         102,708
   Increase (decrease) in accounts payable and accrued expenses        681,199         855,176
                                                                  ------------    ------------
   Net cash used by operating activities                            (1,817,771)     (1,675,488)

Investing Activities
--------------------
   Mine Development                                                         --              --
   Equipment purchased                                                (150,000)       (605,394)
   Security deposits                                                    23,000         (23,000)
                                                                  ------------    ------------
   Net cash used by investing activities                              (127,000)       (628,394)

Financing Activities
--------------------
   Sale of Common Stock                                                100,000       1,895,902
   Repayments                                                         (366,034)       (630,688)
   Borrowings                                                        2,125,000       1,140,338
                                                                  ------------    ------------
   Net cash provided by financing activities                         1,858,966       2,405,552
                                                                  ------------    ------------
   Increase (decrease) in cash                                         (85,805)        101,670
   Cash at beginning of period                                         102,220             550
                                                                  ------------    ------------
   Cash at end of period                                          $     16,415    $    102,220
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
    Interest                                                      $         --    $     24,282
                                                                  ============    ============
    Commissions                                                        136,416         192,925
                                                                  ============    ============
    Income taxes                                                  $         --    $         --
                                                                  ============    ============

   Stock issued during year for:
    Services                                                      $  1,369,925    $    412,918
                                                                  ============    ============
    Stock compensation                                                              21,917,633
                                                                  ============    ============
    Interest                                                           410,500         579,720
                                                                  ============    ============
    Investment                                                       1,510,510       4,960,000
                                                                  ============    ============
    Advertising                                                       (250,000)        375,000
                                                                  ============    ============

                       See Notes to Financial Statements.

                                       F6

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

         Acquisitions

         Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest") (a subsidiary of the Company and the parent company of EZ Mining Co., Inc. ("EZ")) entered into an agreement with the Company, then known as Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 in exchange for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered, for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompanying consolidated financial statements give effect to this reverse merger.

         On April 28, 2004, the Company acquired Gwenco, Inc pursuant to an agreement to issue 1,600,000 shares of series B convertible preferred stock (subject to adjustments) with a $2.50 per share liquidation preference and the assumption of approximately $1,700,000 in liabilities. After further review of the financial statements, the shares to be issued were adjusted to 1,386,275 in order to adjust for the difference in liabilities exceeding $1.7 million. Gwenco, Inc. owns coal leases in eastern Kentucky.

         On June 15, 2004, the Company acquired D&D Contracting, Inc. ("D&D") pursuant to an agreement to issue 500,000 shares of common stock along with an employment contract signed with the former managing director to include an undetermined amount of stock options to be issued in the future. D&D has a mining contract to mine a leased property containing 20 million tons of coal reserves for which it will receive a fixed fee per ton. Subsequently, an employment contract was signed with the former managing director of D&D involving a fixed salary along with an option to purchase 400,000 shares of common stock.

         On July 14, 2004, the Company agreed to purchase an option transfer to acquire all of the outstanding equity interest of a third party mining company. In exchange for the right to exercise this option, the Company agreed to make cash payment of $60,000 plus issue 1,550,000 common shares to the original option holder. At market share valuation, the Company expensed this issuance at $4,960,000. A post-closing cancellation clause in the agreement allows these shares to be rescinded based on the following: (a) if the Company is unable to exercise the option on or before December 31, 2005 notwithstanding all reasonable efforts to do so, or (b) if after exercising the option and investing a minimum of $250,000 into the mining operation, the Company is unable to generate at least an equal return on investment within 12 months, 775,000 shares shall be re-conveyed back to the Company. As of the year ended December 31, 2005, the Company is disputing the expiration terms of the option.

                                       F7

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION & OPERATIONS (Continued)

         On September 20, 2004 the Company formed a subsidiary called Quest Marine Terminal in order to facilitate the acquisition of a barge load out facility. The company agreed to issue payment of $30,000 cash as an initial deposit to acquire the leasing rights this barge load out facility located in Kentucky. The term of the agreement consists of a five (5) year lease renewable up to five (5) additional terms. This essentially works out to a 25-year arrangement. The facility will allow the company to sell, transfer, store, crush, grade, process, wash and load its own coal as well as broker these services to other mining operations. The cash was paid in October of 2004. As of year ended December 31, 2005, the lease agreement was terminated. The company is currently seeking reimbursement for the $30,000 deposit.

         On November 1, 2004, the Company rescinded its original transaction with D&D Contracting Co. As part of the agreement the Company reversed the outstanding issuance of 500,000 shares of common stock. There was no loss valuation assigned to these shares as they had only been booked as a reconciliation entry. Additional terms included the cancellation of the original employment and warrant option agreement with the managing director, a two (2) year lease arrangement for the existing equipment purchased by Quest, a limited 2 million ton royalty arrangement at $.25/ton, and the assumption of all existing liabilities to include, but not be limited to, the debt with Landmark and payroll taxes. As of December 31, 2005 the lease and royalty agreements were in default.

         On November 7, 2005, the Company officially dissolved Taylor Mining, Ltd., a wholly owned subsidiary located in Kentucky.

         On December 31, 2005, the Company closed EZ Mining Co., Inc.

         During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 2005, the Company is still negotiating with the bank for a resolution. Since, management has determined that the existing liabilities and debt from the Company were all related to the issues involving this claim, the assets have been written down in consideration for the allowance already accrued by the company. The Company has accrued the existing liabilities until validity can be determined.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

                                       F8

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Mining Equipment

         Mining equipment is recorded at cost. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. Mining equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from three to 15 years.

         Deferred Mine Equipment

         Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited.

                                       F9

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the year ended December 31, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2005. The Company had no securities available-for-sale at December 31, 2005.

         Earnings loss per share

         The Company adopted SFAS No. 128, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period; after provisions for cumulative dividends on Series A preferred stock. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.

         Reverse stock split

         On January 29, 2004, the Company effected a 1-for-100 reverse stock split. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split.

                                      F10

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Other Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $38,005,209 and $416,864 for the years ended December 31, 2004 and 2003 and had a working capital deficit of $4,757,598 at December 31, 2004. For the year ended December 31, 2005 the Company had a net loss of $20,455,872 of which $14,346,143 was due to deferred warrant amortization. The working capital deficit as of December 31, 2005 was $7,089,448. Additionally, the Company could lose all of its operating assets through current and/or pending litigation. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing and resolve its outstanding litigation and judgments.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production. Currently, the Company is in the process of raising additional funding to achieve its operational goals and resolve its outstanding litigation and judgments.

NOTE 4 - OPERATING AGREEMENTS

         On July 23, 2003, the Company entered into an operating agreement (the "Agreement") with the coal leaseholder to assume the responsibilities under the coal lease for its Burning Fork coal property. The Agreement requires the Company to pay the leaseholder coal royalties as defined in the Agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of the Company. On July 23, 2004, these leases expired. The Company is in an ongoing month-to-month arrangement.

         As a result of the acquisition of Gwenco, Inc., the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the year ended December 31, 2005, Gwenco owed approximately $361,454 in lease payments.

         On September 12, 2005, the Company entered into an option agreement that grants them the right of first refusal to provide funding to a third party entity for various coal and oil and gas properties owned, leased, or otherwise controlled by the third party entity. As of the year ended December 31, 2005, the option agreement has expired.

                                      F11

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At December 31, 2005, the leased mineral reserves, valued at $5,210,471, consisted of the following:

                                                                 Proven Reserves
         Seams                                                         Tons
         -----                                                    ------------
         Winifrede                                                     214,650
         Taylor                                                      1,783,500
         Cedar Grove                                                 3,702,600
         Pond Creek                                                  4,095,500
                                                                  ------------
                    Total Reserves                                   9,796,250
                                                                  ============


NOTE 6 - EQUIPMENT

          Equipment consisted of the following:

                                                 December 31,      December 31,
                                                     2005              2004
                                                 ------------     ------------

         Mining equipment                        $    805,220     $    831,820
         Office equipment                                                3,869
         Less accumulated depreciation               (399,438)        (411,117)
                                                 ------------     ------------

         Equipment - net                         $    405,782     $    424,572
                                                 ============     ============

         The Company depreciates its mining equipment over a 15-year period, while the office equipment is depreciated over a 7-year period. In both cases, the straight-line method is used. Depending on the type of equipment needed at any given point in production, the company will sell existing equipment and replace it with new or used machinery; which can reflect a fluctuation in the asset valuation.

                                      F12

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                 December 31,      December 31,
                                                     2005              2004
                                                 ------------     ------------

         D&D Contracting, Inc.*                  $    678,349     $    678,349

         Less allowance                               (10,349)         (10,349)
                                                 ------------     ------------

         Other Receivables - net                 $    668,000     $    668,000
                                                 ============     ============

         *The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of the year ended December 31, 2005, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

                                      F13

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses December 31, December 31, consist of the following:

                                                     2005            2004
                                                 ------------     ------------
         Accounts payable                        $     51,580     $     36,076

         Accrued royalties payable-operating          579,278          554,503

         Accrued bank claim (a)                       650,000          650,000

         Accrued taxes                                202,704          195,091

         Accrued interest                             351,712           66,101

         Accrued expenses (b)                         649,360          694,004
                                                 ------------     ------------
                                                    2,484,634        2,195,775

         Unearned Revenues (c)                        668,000          668,000

                                                 $  3,152,634     $  2,863,775
                                                 ============     ============

         (a) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 31, 2005, the Company is still negotiating with the bank for a resolution.

         (b) During the period ended December 31, 2004, the company had acquired these accrued expenses from its subsidiaries EZ Mining Co. and Gwenco, Inc. The company continues to carry these balances until further validity can be determined.

         (c) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the year ended December 31, 2005, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company.

                                      F14

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - NOTES PAYABLE


Notes payable consist of the following:
                                                           December 31,        December 31,
                                                               2005                2004
                                                           ------------        ------------
E-Z MINING CO., INC.:
  0% Notes payable (a).                                    $    202,864        $    202,864

QUEST MINERALS & MINING CORP.
  0% Notes payable to IAB (b).                                  250,000             250,000
  8% Notes payable to TRADERS FUND, LLC (c).                          0             250,000
 15% Notes payable to GROSS FOUNDATION (d).                     280,000             300,000
 15% Notes payable to AF CAPITAL, LLC (e).                            0             300,000
  7% Notes payable to GREENWOOD PARTNERS (f).                   650,000
  7% Notes payable to GREENWOOD PARTNERS (g).                   375,000
  7% Notes payable to GREENWOOD PARTNERS (h).                   400,000
 10% Notes payable to GREENWOOD PARTNERS (i).                   239,500
  8% Notes payable to CORNWAY CO., LTD. (j).                    335,000
  0% Notes payable (k).                                         125,500

QUEST ENERGY, LTD:
 18% Employee Notes (l).                                              0              40,339

GWENCO, INC.: (Bank Loans)
  10% Notes payable to Duke Energy Merchants (m).               747,894             747,894
   6% Note payable to National City Bank of Kentucky (m).       235,907             267,907
91/2% Note payable to National City Bank of Kentucky (m).        84,565              84,565

GWENCO, INC.: (Related-Party Loans)
   0% Notes Due Officers (n).                                         0              84,034
   6% Notes payable to Scott Whitson (o).                       695,000             275,000
                                                           ------------        ------------
                                                              4,621,230           2,802,602
   Less current portion                                       4,621,230           2,702,602
                                                           ------------        ------------

Long-Term Debt:                                            $          0        $    100,000
                                                           ============        ============

         (a) On December 31, 2005, the Company closed EZ Mining Co., Inc. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 2005, the Company is still negotiating with the bank for a resolution. These current notes consist of various third parties related to the former CFO of the company. All notes are due on demand except $110,000, which is due from future royalties. All notes are non-interest bearing.

                                       F15

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - NOTES PAYABLE (Continued)

         (b) On July 15, 2004, the Company signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest.

         (c) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. The Company collateralized this loan with a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.99% of the total number of common stock shares outstanding. Additionally, the Company has pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000, of which, $250,000 was used to pay down this note.

         (d) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. As of the period ended December 31, 2005, the balance remains in default.

         (e) On December 17, 2004, the Company signed a 15% per annum promissory note with AF Capital for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 16, 2005, the Company issued 3,450,000 shares common stock at $.10 per share to AF Capital. In consideration for $300,000 convertible debt and $45,000 accrued interest pursuant to this convertible, which matured on June 17, 2005.

         (f) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction.

                                      F16

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction.

         (h) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction.

         (i) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. As of December 31, 2005, the company had made a payment of $5,500, while the balance remained in default, and the Company was renegotiating a settlement.

         (j) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. The issuance was exempt from registration pursuant to Regulation S of the Act.

         (k) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

                                      F17

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 9 - NOTES PAYABLE (Continued)

         (l) On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. On December 31, 2005, the company officially recognized EZ Mining Co., Inc. as a discontinued operation. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 2005, the Company is still negotiating with the bank for a resolution. Since, management has determined that the existing liabilities and debt from the company were all related to the issues involving this claim, the assets and liabilities have been written down in consideration for the allowance already accrued by the company.

         (m) These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

         (n) Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the period ended December 31, 2005, officers of the Company had a loan balance of $0.00 with the Company.

         (o) On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in February 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.

                                      F18

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 10 - INCOME TAXES

         Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $24,318,000 at December 31, 2005, and $16,810,000 at December 31, 2004. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2015. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the Company's Tax provision were as follows:

                                                          2005            2004
                                                      ------------   ------------
         Current income tax (benefit) expense         $ (2,998,000)  $ (4,625,000)

         Deferred income tax expense (benefit)           2,998,000      4,625,000
                                                      ------------   ------------
                                                      $         --   $         --
                                                      ============   ============

         The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2005 and 2004:

                                                          2005           2004
                                                      ------------   ------------

         Tax expense (benefit) at Federal rate (34%)  $ (2,302,000)  $ (3,503,000)
         State and local income tax, net of
          Federal benefit                                 (123,000)    (1,162,000)
         Effect of timing difference                        27,000         40,000

         Change in valuation allowance                   2,998,000      4,625,000
                                                      ------------   ------------
                Net income tax (benefit) allowance    $         --   $         --
                                                      ============   ============

         Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The
         Company's deferred income tax assets and liabilities consist of the following:

         Deferred tax asset:                          December 31,   December 31,
                                                          2005           2004
                                                      ------------   ------------
         Net operating loss carry forward             $  9,712,000   $  6,714,000

         Valuation allowance                            (9,712,000)    (6,714,000)
                                                      ------------   ------------
         Net deferred tax assets                      $          0   $          0
                                                      ============   ============

                                      F19

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 10 - INCOME TAXES (Continued)

         The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2005.

         SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

         The Company has not filed corporate federal, and state and local income tax returns since 2002, and believes that due to its operating losses it does not have a material tax liability.

NOTE 11 - PREFERRED STOCK

         Series A

         Each share of Quest Series A preferred stock is convertible into a maximum of five (5) shares of the Company's common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of the Company's common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock. The Series A preferred stock is convertible at the option of the holder. The holders of the Series A preferred stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock. The holders of the Series A preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock. After March 31, 2004, the Company has the option of redeeming the Series A preferred stock at a price equal to $3.00 per share for the Series A preferred stock plus all declared and unpaid dividends. The Series A Preferred Stock has no voting rights.

         On October 5, 2004, 1,000,000 shares of the Series A preferred stock were converted into 1,004,689 shares of the Company's common stock.

         On March 9, 2005, 546,667 shares of the Series A preferred stock were converted into 1,000,000 shares of the Company's common stock.

                                      F20

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 11 - PREFERRED STOCK (Continued)

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

NOTE 12 - COMMON STOCK

         On February 6, 2004, the Company issued 17,500,000 shares of its common stock pursuant to its 2004 Stock Compensation Plan.

         On February 9, 2004, the Company issued 22,500,000 shares of common stock in exchange for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger.

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

                                      F21

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 12 - COMMON STOCK (Continued)

         On July 14, 2004, the Company issued 1,550,000 common shares as part of an Option Transfer Agreement, which, if exercised, would give the Company all of the outstanding equity interests of another mining company. The agreement also included a $60,000 cash payment. At market share valuation, the Company expensed this issuance for $4,960,000.

         On July 15, 2004, the Company entered into a loan agreement with an unrelated third party in which a promissory note of $250,000 was issued at a rate of 0% (payable upon demand), as well as 150,000 shares of common stock, which the Company booked as interest.

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

                                      F22

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 12 - COMMON STOCK (Continued)

         On September 12, 2005, the Company issued 2,000,000 shares of common stock valued at $200,000 pursuant to an agreement with JJ Resources, which allows the Company the right of first refusal to acquire financing for future mining opportunities. The issuance was expensed to investment.

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

         On October 19, 2005, the Company issued 2,000,000 shares of common stock pursuant to its 2005 Stock Incentive Plan as stock awards for various consulting services. The Company expensed $320,000 as per market valuation at time of issuance.

         On November 29, 2005, the Company sold one (1) unit consisting of 1 million shares of common stock at $.05 per share in an offshore private placement transaction. The issuance was exempt from registration pursuant to Regulation S of the Act. The Company expensed $160,000 in interest from the difference in market value at the time of sale.

         On December 6, 2005, the Company sold one (1) unit consisting of 4 million shares of common stock at $0.05 per share in an offshore private placement transaction. The issuance was exempt from registration pursuant to Regulation S of the Act. The Company reduced and existing short-term loan from the third party and expensed $800,000 to investment, which was the difference in market value at the time of sale.

         On December 14, 2005, the Company received 100,000 shares of common stock back into treasury. Since the original issue was valued at $250,000 in 2004, the Company credited its paid in capital for the same.

         On December 16, 2005, the Company issued 3,450,000 million shares common stock at $.10 per share to AF Capital LLC in consideration for $300,000 convertible debt and $45,000 accrued interest pursuant to their convertible note, which matured on June 17, 2005. The Company expensed $379,500 to interest for the difference in market value when the shares were issued.

                                      F23

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 12 - COMMON STOCK (Continued)

         On December 20, 2005, the Company issued 200,000 shares common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $22,000 in interest from the difference in market value at the time of sale.

         On December 23, 2005, the Company sold 1,000,000 shares common stock to an unrelated third party pursuant to a unit deal transition for proceeds of $50,000. The company expensed $150,500 to investments for the difference in market value when the shares were issued.

NOTE 13 - STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances consist of the following:
                                                                                           December 31,
                                                                                               2005
                                                                              Exercise     ------------
                                                                Warrants        Price        Valuation
                                                              -----------   ------------   ------------
October 6, 2004 issuance of 250,000 warrants;
expiration 2009 (a)                                               250,000   $       0.75   $    377,750

December 17, 2004 issuance of 600,000 warrants;
expiration 2009 (b)                                               600,000           1.50        544,800

February 22, 2005 issuance of 3,900,000 series A warrants;
expiration 2010 (c)                                             3,900,000           0.50      6,090,937

February 22, 2005 issuance of 3,900,000 series B warrants;
expiration 2010 (c)                                             3,900,000           1.00      4,685,272

March 4, 2005 issuance of 2,250,000 series A warrants;
expiration 2010 (d)                                             2,250,000           0.50      2,284,426

March 4, 2005 issuance of 2,250,000 series B warrants;
expiration 2010 (d)                                             2,250,000           1.00      1,558,737

April 15, 2005 issuance of 3,000,000 series A warrants;
expiration 2010 (e)                                             3,000,000           0.50        727,885

April 15, 2005 issuance of 3,000,000 series B  warrants;
expiration 2010 (e)                                             3,000,000           1.00        288,408

April 18, 2005 issuance of 2,400,000 series A warrants;
expiration 2010 (f)                                             2,400,000           0.50        624,289

April 18, 2005 issuance of 2,400,000 series B warrants;
expiration 2010 (f)                                             2,400,000           1.00        253,190

May 16, 2005 issuance of 10,260,028 warrants;
expiration 2007 (g)                                            10,260,028           0.10      1,536,079

Costs associated issued equity                                                                  166,500
                                                              -----------                  ------------
                                           Sub-Total:                                        19,138,273

Less Amortization                                                                           (16,040,370)

                                              TOTALS:          34,210,028                  $  3,097,903
                                                              ===========                  ============

                                      F24

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

                                                                   Avg. Ex.
                                                      Warrants     Price ($)    Valuation
                                                     ----------   ----------   ----------

Total Warrants outstanding as of January 01, 2005       800,000   $    1.125      922,550
-----------------------------------------------------------------------------------------

Warrants Issued                                      33,260,028          .68   18,215,723

Warrants Expired                                              0            0            0

Warrants Exercised                                            0            0            0
-----------------------------------------------------------------------------------------

Total Warrants outstanding as of December 31, 2005   34,210,028   $     0.76   19,138,273
                                                     ====================================

         (a) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. In consideration of this loan, the Company issued a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.99% of the total number of common stock shares outstanding. Additionally, the Company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $0.75. The warrants were adjusted to a valuation of $591,896 based on the Black Sholes method and were completely amortized.

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

         (c) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

                                      F25

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

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

         (e) On April 15, 2005, the Company engaged in a financial advisory agreement with a third party for assistance with its strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of twenty (10) units, each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50, and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $250,000. On April 18, 2005, these obligations were satisfied through a unit deal transaction. The warrants were valued at $1,016,293 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature.

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

                                      F26

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 14 - PAID IN CAPITAL

         On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in February 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.

NOTE 15 - STOCK COMPENSATION PLAN

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

NOTE 16 - RELATED PARTY TRANSACTIONS

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

         Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the period ended December 31, 2005, officers of the Company had a loan balance of $0.00 with the Company.

         On January 28, 2005, the Vice President of the Company loaned the Company $28,500 in order to satisfy a debt payment that had accrued. The loan was fully reimbursed as of March 9, 2005.

         The Company acquires administrative services from a third party consulting company owned by the son of its vice president. For the period ended December 31, 2005, the Company paid $37,250 in cumulative fees for services rendered.

                                      F27

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 16 - RELATED PARTY TRANSACTIONS (Continued)

         On December 8, 2005, the Company entered into an employment agreement with each of its President and Vice President. Each agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; and (iv) an annual base salary of $360,000 for the fifth year of the agreement. In addition, each of the President and Vice President will receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan to be adopted by the Company. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreements.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

         Upon initial completion of an audit by counsel retained by the Company for that purpose, among others, it has been determined that over $700,000 has been embezzled by former employees of the Company and its indirect wholly-owned subsidiary, Quest Energy, Ltd., including the Company's former Chief Financial Officer and Quest Energy's former President and assisted by others who conspired with them. At this time, the Company is unable to quantify the scope of the fraud or the impact that the fraud will have on its financial statements. The Company has retained a forensic accountant to quantify the scope of the fraud.

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

                                      F28

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

         In or about May 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against the Company's indirect wholly owned subsidiary, Gwenco, Inc., and a former director of the Company for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. Gwenco is actively defending the action. As of the year end December 31, 2005, the plaintiffs were awarded a summary judgment. No further action has occurred.

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

         The Company has not filed corporate federal, and state and local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability.

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

                                      F29

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

         On or about November 3, 2005, Professional Traders Fund and ANC Group, Inc., as collateral agent for Professional Traders Fund, commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Quest Energy, National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining. In this action, Professional Traders Fund is again suing for breach of the credit agreement and seeking approximately $264,000 in principal as well as interest, fees, and costs. Further, ANC Group is seeking, as collateral agent for the benefit of Professional Traders Fund, be adjudged a lien on certain real and personal property of Gwenco pursuant to an amended and restated security agreement, that said real and personal property be sold to satisfy the aforesaid lien and that the liens of ANC Group, as collateral agent for the benefit of Professional Traders Fund, attach to the proceeds of the sale, and that the claims of National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining be required to set up their claims or be forever barred. The Company believes that it has several meritorious defenses to this action and is defending it vigorously. As of December 31, 2005, the Company is negotiating new settlement terms.

NOTE 18 - SUBSEQUENT EVENTS

         On February 14, 2006, the Company entered into a settlement agreement with Professional Traders Fund, LLC ("PTF") resolving all outstanding disputes involving a Unit Agreement dated February 22, 2005, a Credit Agreement dated May 16, 2005, and any and all documents related thereto. The settlement and restructuring consisted of the following transactions:

         Under the Unit Agreement restructuring, the Company issued PTF an amended and restated Unit Note in the aggregate principal amount of $350,000, payable on or before February 22, 2007, and convertible into the Company's common stock initially at a rate of $.075 per share, subject to adjustment. In addition, the Company issued PTF share certificates representing 1,000,000 shares of the Company's common stock in consideration of PTF's exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them. All of the provisions contained in the Unit Agreement, solely as to PTF, were terminated and of no further force and effect upon closing of the Agreement. In addition, PTF waived any and all right to any claims or damages previously incurred under the Unit Agreement due to the Company's default thereunder, including any defaults under the registration rights agreement entered into in connection with the Unit Agreement. All of the provisions contained in the registration rights agreement relating to the Unit Agreement, solely as to PTF, were terminated and of no further force and effect. In addition, PTF waived any and all right to any liquidated damages previously incurred under the registration rights agreement. A Stipulation for Dismissal without Prejudice was filed with respect to that certain action filed against the Company by PTF in the United States District Court for the Southern District of New York, Case No 06-CV-00309.

                                      F30

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 18 - SUBSEQUENT EVENTS (Continued)

         Under the Credit Agreement restructuring, the Company paid PTF $264,000 representing payment in full of all principal owed to PTF by the Company under that certain promissory note dated as of May 16, 2005 in an amount up to $500,000. In addition, as payment in full for all (i) accrued interest due PTF under the Credit Note, and (ii) any and all collection fees incurred by PTF thereunder, the Company issued PTF an amended and restated Credit Note in the aggregate principal amount of $100,000.00 in favor of PTF, which note is payable on the earlier of July 10, 2006 or the Company's closing of a new debt or equity financing or series of related financings, in excess of $1,500,000. In addition, upon an "event of default" (as defined), this note will be convertible into shares of the Company's common stock at an initial conversion rate of $0.10 per share, subject to adjustment as set forth therein. Further, the Company issued PTF an amended and restated warrant to purchase up to 10,260,028 shares of the Company's common stock. Under this amended and restated warrant, 2,500,000 shares will be exercisable on a "cashless basis", provided, however, that PTF's ability to utilize such cashless exercise feature will be limited to 400,000 shares of common stock per quarter. Any and all defaults under the Credit Agreement were waived by PTF, including any defaults under that certain registration rights agreement entered into in connection therewith. PTF expressly agreed that, notwithstanding in the Credit Agreement to the contrary, the execution and delivery of the Agreement or any of the documents executed in connection therewith do not constitute a breach of the Credit Agreement or the amended and restated credit note. The registration rights agreement for the warrant shares was terminated and of no further force and effect. In addition, PTF waived any and all right to any liquidated damages previously incurred under the registration rights agreement due. A Stipulation for Dismissal without Prejudice was filed with respect to that certain action filed by PTF (i) on November 2, 2005 against the Company and Gwenco in the United States District Court for the Southern District of New York, Case No. 05-CV-9311, and (ii) on November 3, 2005 against the Company, Quest Energy Ltd., and Gwenco, Inc. in the Pike County Circuit Court for the Commonwealth of Kentucky, Case No. 05-CI-01494.

         As additional consideration for the settlement and restructuring, the Company issued PTF a warrant to purchase up to 5,000,000 shares of the Company's common stock, with an initial exercise price of $0.10 per share and an expiration date of February 10, 2009.

         On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. Subsequently, the convertible debt is in default. The Company is currently negotiating a settlement.

                                      F31

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 18 - SUBSEQUENT EVENTS (Continued)

         On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
         (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. Subsequently, the convertible debt is in default. The Company is currently negotiating a settlement.

         On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. Subsequently, the convertible debt is in default. The Company is currently negotiating a settlement.


                                      F32

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

         Our executive officers and directors, the positions held by them, and their ages are as follows:

       Name                Age                  Position
-----------------------   -----   ----------------------------------------------
William R. Wheeler         56     Chairman of the Board of Directors, President,
                                  Chief Executive Officer, and Chief Financial
                                  Officer

Eugene Chiaramonte, Jr.    61     Vice President, Secretary, and Director

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

         According to news reports, on or about May 5, 2006, four people were charged Friday with kiting checks in a scheme that federal prosecutors said cost a bank more than $1 million. According to the reports, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's President and Chief Executive Officer, William R. Wheeler. The four are charged with bank fraud. According to the reports, Federal prosecutors said that Wheeler, Stollings, and Runyon were business associates with Quest when they convinced Holbrook, a branch manager for Community Trust Bank to issue unfunded cashier's checks. According to the Federal prosecutors, the cashier's checks covered bad checks written by Quest subsidiaries. No court date has been scheduled for any of the four. Both Mr. Wheeler and Quest deny any wrongdoing in connection with these matters. As of the date of this report, Mr. Wheeler has not resigned as an officer or director of Quest. Quest is currently determining what action, if any, it will take as a result of this indictment.

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

         Quest does not have either an audit committee, compensation committee, or a nominating committee. It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain its listing on the OTC Bulletin Board, since it only has two directors who would serve to act as the committee in any event, and due to the additional and unnecessary costs associated with administering the committees.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis, except that William R. Wheeler and Eugene Chiaramonte, Jr. have failed to file any Form 4s relating to the disposition of 1,800,000 and 1,605,000 shares, respectively.

Code of Ethics

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005, 2004, and 2003.

                                          Annual Compensation                     Long-Term Compensation
                          ------------------------------------------------   --------------------------------
                                                                                             Common Shares        All
                                                                              Restricted       Underlying        Other
                                                             Other Annual       Stock       Options Granted      Compen
   Name and Position        Year     Salary       Bonus      Compensation     Awards ($)       (# Shares)       -sation
------------------------- -------- ---------     -------   ---------------   -----------    ---------------    ---------
William R. Wheeler         2005    $      0        -0-       $ 8,966 (1)         -0-                -0-(2)        -0-
Chairman, President and    2004    $ 62,000        -0-           -0-             -0-                -0-           -0-
Chief Executive Officer    2003    $      0        -0-           -0-             -0-                -0-           -0-

Eugene Chiaramonte, Jr.    2005    $ 14,000        -0-           -0-             -0-                -0-(2)        -0-
Vice President             2004    $ 62,000        -0-           -0-             -0-                -0-           -0-
and Secretary              2003    $      0        -0-           -0-             -0-                -0-           -0-

Fred Runyon, Jr.           2005    $      0        -0-           -0-             -0-                -0-           -0-
Former Chief Financial     2004    $101,709        -0-           -0-             -0-                -0-           -0-
Officer                    2003    $      0        -0-           -0-             -0-                -0-           -0-

Silvestre Hutchinson       2005    $      0        -0-           -0-             -0-                -0-           -0-
Former Chief Executive     2004    $      0        -0-           -0-             -0-                -0-           -0-
Officer                    2003    $      0        -0-           -0-             -0-                -0-           -0-

Wallace T. Boyack          2005    $      0        -0-           -0-             -0-                -0-           -0-
Former Chief Executive     2004    $      0        -0-           -0-             -0-                -0-           -0-
Officer                    2003    $      0        -0-           -0-             -0-                -0-           -0-

(1) Miscellaneous income. Amount does not include repayment of advances of $44,000 made by Mr. Wheeler to Quest.
(2) Does not include stock options which Quest agreed to issue under executive employment agreements between Quest and each of Mr. Wheeler and Mr. Chiaramonte. See Employment Agreements, below.

Option Grants and Exercises

         There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above; however, Quest did agree to make option grants to the executive officers as described under Employment Agreements, below.

Employment Agreements

         On December 8, 2005, Quest entered into an employment agreement with William R. Wheeler pursuant to which Quest employs Mr. Wheeler as its President. The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, Mr. Wheeler will receive options to purchase up to 5,000,000 shares of Quest's common stock pursuant to a new stock compensation plan to be adopted by Quest. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement. As of the date hereof, Quest has not granted or priced the options referenced in the employment agreement.

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

         Mr. Wheeler also acts as Quest's Chief Executive Officer and Chief Financial Officer.

         On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which Quest employs Mr. Chiaramonte as its Vice President. The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, Mr. Chiaramonte will receive options to purchase up to 5,000,000 shares of Quest's common stock pursuant to a new stock compensation plan to be adopted by Quest. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement. As of the date hereof, Quest has not granted or priced the options referenced in the employment agreement.

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

         Stock Compensation Plan. In February, 2004, Quest's board of directors adopted its 2004 Stock Compensation Plan. The purpose of the plan is to encourage and enable Quest's officers, employees, directors, consultants, advisors, and other key persons, as well as those of Quest's subsidiaries, upon whose judgment, initiative and efforts Quest largely depends for the successful conduct of its business, to acquire a proprietary interest in Quest. It is anticipated that providing such persons with a direct stake in Quest's welfare will assure a closer identification of their interests with those of Quest, thereby stimulating their efforts on Quest's behalf and strengthening their desire to remain with Quest.

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

         2005 Stock Incentive Plan. On August 29, 2005, Quest's board of directors adopted its 2005 Stock Incentive Plan. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business is largely dependent. Quest is permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 7,000,000 shares, and to date, Quest has issued all 7,000,000 shares under the plan.

         Amended and Restated 2005 Stock Incentive Plan No. 2. On October 20, 2005, Quest's board of directors adopted its Amended and Restated 2005 Stock Incentive Plan No. 2. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business is largely dependent. Quest are permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 2,000,000 shares, and to date, Quest has issued all 2,000,000 shares under the plan.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Quest's common stock as of the date of this report by the following persons:

         o each person who is known to be the beneficial owner of more than five percent (5%) of Quest's issued and outstanding shares of common stock;
         o        each of Quest's directors and executive officers; and
         o        all of Quest's directors and executive officers as a group.

                                                  Number Of Shares
Name And Address                                 Beneficially Owned     Percentage Owned
----------------                                 ------------------     ----------------
William R. Wheeler (1).......................        9,400,000                 11.9%
Eugene Chiaramonte, Jr. (2) .................        9,595,000                 12.2%

All directors and officers as a group........       18,995,000                 24.1%

         (1) The address is 26 Davidson Hill Road (P.O. Box 353), Belfry, Kentucky 41502. Includes 1,000,000 shares that have been pledged to a third party lender to secure payment under a personal guarantee for a loan to Quest, said guarantee being collateralized by the shares.

         (2) The address is 18B East 5th Street, Paterson, NJ 07524. Includes 2,000,000 shares that have been pledged to a third party lender to secure payment under a personal guarantee for a loan to Quest, said guarantee being collateralized by the shares.

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

         Quest acquires administrative and accounting services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., Quest's Vice President and Secretary.

         During 2005, William R. Wheeler, Quest's President and Chief Executive Officer, loaned an aggregate of approximately $44,000 to Quest. Quest repaid the funds by the end of the year.

         During 2005, Eugene Chiaramonte, Jr., Quest's Vice President and Secretary, loaned an aggregate of $28,500 to Quest. Quest repaid the funds by the end of the fiscal year.

         We believe that the foregoing transactions were in our best interests. Consistent with the Utah Business Corporation Act, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Item 13. EXHIBITS

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

10.3***           Lease Agreement between Monday Coal, LLC and Quest Marine
                  Terminal, Ltd.

10.4****          William R. Wheeler Employment Agreement

10.5****          Eugene Chiaramonte, Jr. Employment Agreement

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

**** Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005, incorporated herein by reference.

------------------

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

         Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2006. Kempisty & Company previously audited our consolidated financial statements for the fiscal year ended December 31, 2005 and 2004.

Audit Fees

         Kempisty & Company billed us $35,000 in fees for our 2005 annual audit, $25,000 in fees for our 2004 annual audit, $15,000 in fees for the review of our quarterly financial statements for 2005, and $15,000 in fees for the review of our quarterly financial statements for 2004.

Audit-Related Fees

         We did not pay any fees to Kempisty & Company for assurance and related services that are not reported under Audit Fees above in 2005 or 2004.

Tax Fees

         We did not pay any fees to Kempisty & Company for tax compliance, tax advice or tax planning in 2005 or 2004.

All Other Fees

         In 2005, Kempisty & Company billed us $3,000 for work in connection with our registration statements on Form S-8, and $0 for all other fees. We did not pay any fees to Kempisty & Company for any registration statement work, tax services, or any other fees in 2004. Pre-Approval Policies and Procedures

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Kempisty & Company and the estimated fees related to these services.

         All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Kempisty & Company was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the board of directors' pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUEST MINERAL AND MINING CORP.


                                    By: /s/ WILLIAM R. WHEELER
                                        ----------------------------------------
                                        William R. Wheeler, Chairman, President,
                                        Chief Executive Officer, and Chief
                                        Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                               Title                          Date
--------------------------------------------------------------------------------

/s/ WILLIAM R. WHEELER          Chairman of the Board, President,    May 8, 2006
---------------------------     Chief Executive Officer, and
William R. Wheeler              Chief Financial Officer



/s/ EUGENE CHIARAMONTE, JR.     Vice President, Secretary,           May 8, 2006
---------------------------     and Director
Eugene Chiaramonte, Jr.