Form 10QSB
period 2006-03-31
Quest Minerals & Mining Corp
filed 2006-05-22
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

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


                               18B East 5th Street
                               Paterson, NJ 07524
                    (Address of principal executive offices)

                    Issuer's telephone number: (973) 684-0075

                               ___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2006, 80,006,176 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Quest Minerals & Mining Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

                          QUEST MINERALS & MINING CORP.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2006
                                   (Unaudited)


                                     ASSETS
Current Assets
  Cash                                                             $      3,307
  Receivables                                                                --
                                                                   ------------
      Total current assets                                                3,307


Leased Mineral Reserves (Note 2 & 5)                                  5,210,471
Equipment, net (Note 6)                                                 392,361
Escrow - Trustee Account                                                     --
Prepaid consulting Expense                                              316,500
Other receivables, net (Note 7)                                         698,301
Deferred stock option/warrant issuance, net (Note 13)                   155,860
                                                                   ------------

      TOTAL ASSETS                                                 $  6,776,800
                                                                   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                   $  2,448,852
  Loans payable (Note 9)                                              2,508,864
  Bank loans (Note 9)                                                 1,047,436
  Related party loans (Note 9)                                          695,000
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       6,700,152

Other Liabilities
  Unearned revenues (Note 8)                                            668,000
                                                                   ------------

      TOTAL LIABILITIES                                               7,368,152

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
  SERIES A - issued and outstanding 453,000 shares                          453
  SERIES B - issued and outstanding 386,275 shares                          386

Common stock, par value $0.001, 250,000,000 shares authorized;
  issued and outstanding 78,687,354 shares                               78,807

Equity held in escrow (Note 12)                                        (587,500)

Paid-in capital (Note 14)                                            62,912,843
Accumulated Deficit                                                 (62,996,341)
                                                                   ------------

Total Stockholders' Equity                                             (591,352)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,776,800
                                                                   ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                 2006            2005
                                             ------------    ------------
Revenue:
   Coal Revenues                             $         --    $    304,151
   Interest and Other                                  --              --
                                             ------------    ------------

          Total Revenues                               --         304,151
                                             ------------    ------------
Expenses:
   Production costs                                    --         399,210
   Selling, general and administrative          1,400,257         527,333
   Interest                                       468,094          64,724
   Deferred Warrants Expense                    1,930,782       1,856,865
   Depreciation and Amortization                   13,421          26,302

          Total Operating Expenses              3,812,554       2,874,434
                                             ------------    ------------

Loss from Operations                           (3,812,554)     (2,570,283)

Provision for Income taxes                             --              --
                                             ------------    ------------

Net loss                                     $ (3,812,554)   $ (2,570,283)
                                             ============    ============


Basic and diluted loss per common share      $      (0.05)   $      (0.06)
                                             ============    ============

Weighted average common shares outstanding     73,855,818      46,584,420
                                             ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
Operating Activities
   Net loss                                                          $ (3,812,554)  $ (2,570,283)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                           13,241         16,222
   Deferred Consulting amortization                                       272,500             --
   Stock issued for interest                                               61,667             --
   Stock issued for Services                                              294,332             --
   Deferred Warrants- Amortization                                      1,930,782      1,856,865
   Warrants issuances and conversions                                     658,324
   Stock issued for Investment                                            650,000             --
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                          --         38,559
   Increase (decrease) in accounts payable and accrued expenses           (33,900)       141,280
                                                                     ------------   ------------
   Net cash used by operating activities                                   34,392       (517,357)

Investing Activities
   Mine Development                                                            --             --
   Equipment purchased                                                         --       (150,000)
   Security deposits                                                           --        (13,000)
                                                                     ------------   ------------
   Net cash used by investing activities                                       --       (163,000)

Financing Activities
   Sale of Common Stock                                                    25,000             --
   Repayments                                                            (239,500)      (464,278)
   Borrowings                                                             167,000      1,059,000
                                                                     ------------   ------------
   Net cash provided by financing activities                              (47,500)       594,722
                                                                     ------------   ------------
   Increase (decrease) in cash                                            (13,108)       (85,635)
   Cash at beginning of period                                             16,415        102,220
                                                                     ------------   ------------
   Cash at end of period                                             $      3,307   $     16,585
                                                                     ============   ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
   Interest                                                          $         --   $         --
                                                                     ============   ============
   Commissions                                                                 --        152,500
                                                                     ============   ============
   Income taxes                                                      $         --   $         --
                                                                     ============   ============
  Stock issued during year for:
   Services                                                          $    294,332   $
                                                                     ============   ============
   Stock compensation
                                                                     ============   ============
   Interest                                                                61,667
                                                                     ============   ============
   Investment                                                             650,000
                                                                     ============   ============
   Advertising                                                                 --
                                                                     ============   ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

         On July 14, 2004, the Company agreed to purchase an option transfer to acquire all of the outstanding equity interest of a third party mining company. In exchange for the right to exercise this option, the Company agreed to make cash payment of $60,000 plus issue 1,550,000 common shares to the original option holder. At market share valuation, the Company expensed this issuance at $4,960,000. A post-closing cancellation clause in the agreement allows these shares to be rescinded based on the following: (a) if the Company is unable to exercise the option on or before December 31, 2005 notwithstanding all reasonable efforts to do so, or (b) if after exercising the option and investing a minimum of $250,000 into the mining operation, the Company is unable to generate at least an equal return on investment within 12 months, 775,000 shares shall be re-conveyed back to the Company. As of March 31, 2006, the Company is disputing the expiration terms of the option.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - ORGANIZATION & OPERATIONS (Continued)

         On September 20, 2004 the Company formed a subsidiary called Quest Marine Terminal in order to facilitate the acquisition of a barge load out facility. The company agreed to issue payment of $30,000 cash as an initial deposit to acquire the leasing rights this barge load out facility located in Kentucky. The term of the agreement consists of a five (5) year lease renewable up to five (5) additional terms. This essentially works out to a 25-year arrangement. The facility will allow the company to sell, transfer, store, crush, grade, process, wash and load its own coal as well as broker these services to other mining operations. The cash was paid in October of 2004. As of year ended December 31, 2005, the lease agreement was terminated. As of the three months ended March 31, 2006, the Company is seeking reimbursement for the $30,000 deposit.

         On November 1, 2004, the Company rescinded its original transaction with D&D Contracting Co. As part of the agreement the Company reversed the outstanding issuance of 500,000 shares of common stock. There was no loss valuation assigned to these shares as they had only been booked as a reconciliation entry. Additional terms included the cancellation of the original employment and warrant option agreement with the managing director, a two (2) year lease arrangement for the existing equipment purchased by Quest, a limited 2 million ton royalty arrangement at $.25/ton, and the assumption of all existing liabilities to include, but not be limited to, the debt with Landmark and payroll taxes. As of March 31, 2006, the lease and royalty agreements were in default.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information

         The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at March 31, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 2 - SIGNICANT ACCOUTNING POLICIES (Continued)

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

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the three months ended March 31, 2006, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at March 31, 2006. The Company had no securities available-for-sale at March 31, 2006.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 2 - SIGNICANT ACCOUTNING POLICIES (Continued)

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20,455,872 and $38,005,209 for the years ended December 31, 2005 and 2004 and had a working capital deficit of $7,089,448 at December 31, 2005. For the three months ended March 31, 2006 the Company had a net loss of $3,812,554 of which $1,930,782 was due to deferred warrant amortization. The working capital deficit as of the three months ended March 31, 2006 was $6,696,845. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors, including, but not limited to, continued progress developing additional mines and increasing mine production. Currently, the Company is in the process of raising additional funding to achieve its operational goals.

NOTE 4 - OPERATING AGREEMENTS

         On July 23, 2003, the Company entered into an operating agreement (the "Agreement") with the coal leaseholder to assume the responsibilities under the coal lease for its Burning Fork coal property. The Agreement requires the Company to pay the leaseholder coal royalties as defined in the Agreement. The minimum lease payment is $1,000 per month and the underlying lease is renewable on an annual basis. The leaseholder also has a lien on all equipment of the Company. On July 23, 2004, these leases expired. As of the three months ended March 31, 2006 the Company is no longer mining on the Burning Fork property.

         As a result of the acquisition of Gwenco, Inc., the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the three months ended March 31, 2006, Gwenco owed approximately $362,654 in lease payments.

         On September 12, 2005, the Company entered into an option agreement that grants them the right of first refusal to provide funding to a third party entity for various coal and oil and gas properties owned, leased, or otherwise controlled by the third party entity. As of the year ended December 31, 2005, the option agreement has expired.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At March 31, 2006, the leased mineral reserves, valued at
$5,210,471, consisted of the following:                         Proven Reserves

         Seams                                                        Tons
         -----                                                    ------------
         Winifrede                                                     214,650

         Taylor                                                      1,783,500

         Cedar Grove                                                 3,702,600

         Pond Creek                                                  4,095,500
                                                                  ------------
                    Total Reserves                                   9,796,250
                                                                  ============

NOTE 6 - EQUIPMENT

Equipment consisted of the following:                March 31,      March 31,
                                                       2006           2005
                                                   ------------   ------------
         Mining equipment                          $    805,220   $    946,820

         Office equipment                                                3,869

         Less accumulated depreciation                 (412,859)      (382,507)
                                                   ------------   ------------

         Equipment - net                           $    392,361   $    568,182
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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the          March 31,      March 31,
         following:                                    2006           2005
                                                   ------------   ------------
         D&D Contracting, Inc.(a)                  $    678,349   $    678,349

         Braxton Coal (b)                                30,301

         Less allowance                                 (10,349)       (10,349)
                                                   ------------   ------------

         Other Receivables - net                   $    698,301   $    668,000
                                                   ============   ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of the three months ended March 31, 2006, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

         (b) During the three months ended March 31, 2006, the Company hired a contract-mining group to mine the coal from the Gwenco properties. The receivables represent initial startup expenses, which are to be paid back through a royalty arrangement once coal production begins.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses       March 31,      March 31,
         consist of the following:                     2006           2005
                                                   ------------   ------------
         Accounts payable                          $     85,325   $     59,569

         Accrued royalties payable-operating            579,278        565,278

         Accrued bank claim (a)                         650,000        650,000

         Accrued taxes                                   88,243        114,741

         Accrued interest                               310,702        120,825

         Accrued expenses (b)                           735,304        789,258
                                                   ------------   ------------
                                                      2,448,852      2,299,671

         Unearned Revenues (c)                          668,000        668,000

                                                   $  3,116,852   $  2,967,671
                                                   ============   ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (a) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the three months ended March 31, 2006, the Company is still negotiating with the bank for a resolution.

         (b) During the period ended December 31, 2004, the company had acquired these accrued expenses from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. The Company continues to carry these balances until further validity can be determined.

         (c) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the three months ended March 31, 2006, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company.


                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:                           March 31,      March 31,
                                                                    2006           2005
                                                                ------------   ------------
E-Z MINING CO., INC.:
 0% Notes payable (a).                                          $    202,864   $    202,864

QUEST MINERALS & MINING CORP.
 0% Notes payable to IAB (b).                                              0        250,000
 8% Notes payable to TRADERS FUND, LLC (c).                                0              0
15% Notes payable to GROSS FOUNDATION (d).                           238,000        300,000
15% Notes payable to AF CAPITAL, LLC (e).                                  0        300,000
 7% Notes payable to GREENWOOD PARTNERS (f).                         300,000        300,000
 7% Notes payable to TRADERS FUND LLC (f).                           350,000        350,000
 7% Notes payable to GREENWOOD PARTNERS (g).                         375,000        375,000
 7% Notes payable to GREENWOOD PARTNERS (h).                         350,000              0
10% Notes payable to TRADERS FUND LLC (i).                           100,000              0
 8% Notes payable to CORNWAY CO., LTD. (j).                          335,000              0
12% Notes payable to Third Party (p).                                132,000              0
 0% Notes payable (k).                                               126,000              0

QUEST ENERGY, LTD:
18% Employee Notes (l).                                                    0         37,364

GWENCO, INC.: (Bank Loans)
  10% Notes payable to Duke Energy Merchants (m).                    726,964        747,894
   6% Note payable to National City Bank of Kentucky (m).            235,907        267,907
91/2% Note payable to National City Bank of Kentucky (m).             84,565         84,565

GWENCO, INC.: (Related-Party Loans)
 0% Notes Due Officers (n).                                                0         55,534
 6% Notes payable to Scott Whitson (o).                              695,000        275,000
                                                                ------------   ------------
                                                                   4,251,300      3,464,128
   Less current portion                                            4,251,300      3,364,128
                                                                ------------   ------------
Long-Term Debt:                                                 $          0   $    100,000
                                                                ============   ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

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

         (b) On July 15, 2004, the Company signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest. On February 13, 2006, the Company converted the note into 5,000,000 shares of common stock in order to settle the debt. The Company expensed $270,000 to interest for the difference in market value at the time of issuance.

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

         (d) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principle and accrued interest. As of the three months ended March 31, 2006, the balance remains in default.

         (e) On December 17, 2004, the Company signed a 15% per annum promissory note with AF Capital for $300,000 due on June 17, 2005. The note is secured by certain of the Company's equipment. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 16, 2005, the Company issued 3,450,000 shares of common stock at $.10 per share to AF Capital LLC in consideration for $300,000 convertible debt and $45,000 accrued interest pursuant to this convertible, which matured on June 17, 2005.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders since the existing notes were due to mature. As of the three months ended March 31, 2006, the other convertible notes are in default. The Company is currently in negotiations with the lenders to restructure these obligations.

         (g) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. As of the three months ended March 31, 2006, the notes are in default. The Company is currently in negotiations with the lenders to restructure these obligations.

         (h) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On February 14, 2006, as part of a settlement agreement with one of the noteholders, the noteholder forgave a 7% senior secured convertible note in the principal amount of $50,000. As of the three months ended March 31, 2006, the other convertible notes are in default. The Company is currently in negotiations with the lenders to restructure these obligations.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (i) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000, which note covered accrued interest and legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and is due July 6, 2007.

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

         (l) On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. On December 31, 2005, the Company officially recognized E-Z Mining Co., Inc. as a discontinued operation. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the three months ended March 2006, the Company is still negotiating with the bank for a resolution. Since management has determined that the existing liabilities and debt from the company were all related to the issues involving this claim, the assets and liabilities have been written down in consideration for the allowance already accrued by the company.

         (m) These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

         (n) Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the three months ended March 31, 2006, officers of the Company had a loan balance of $0.00 with the Company.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (o) On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.

         (p) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000.

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2006.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 12 - COMMON STOCK

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 12 - COMMON STOCK (Continued)

         On December 14, 2005, the Company received 100,000 shares of common stock back into treasury. Since the original issue was valued at $250,000 in 2004, the Company credited its paid in capital for the same.

         On December 16, 2005, the Company issued 3,450,000 million shares of common stock at $.10 per share to AF Capital LLC in consideration for $300,000 convertible debt and $45,000 accrued interest pursuant to their convertible note, which matured on June 17, 2005. The Company expensed $379,500 to interest for the difference in market value when the shares were issued.

         On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $22,000 in interest from the difference in market value at the time of sale.

         On December 23, 2005, the Company sold 1,000,000 shares of common stock to an unrelated third party pursuant to a unit deal transaction for proceeds of $50,000. The company expensed $150,500 to investments for the difference in market value when the shares were issued.

         On January 4, 2006, the Company sold 500,000 shares of common stock to an unrelated third party pursuant to a unit deal transaction for proceeds of $25,000. The Company expensed $50,000 to interest for the difference in market value when the shares were issued.

         On January 18, 2006, the Company issued 262,383 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $13,119 in interest from the difference in market value at the time of issuance.

         On February 1, 2006, the Company issued 50,000 shares of common stock at $.10 per share in order to satisfy a stock purchase agreement originally booked as an advance. The company expensed $1,500 due to the difference in market value at the time of issuance.

         On February 1, 2006, the Company issued 700,000 shares of common stock in order to satisfy the cashless exercise of Series A warrants issued in February, 2005. The Company expensed $91,000 due to the difference in market value at the time of issuance.

         On February 8, 2006, the Company issued 5,000,000 shares of common stock at $.05 per share to satisfy an outstanding note with an unrelated third party lender. The Company expensed $325,000 to interest for the difference in market value when the shares were issued.

         On February 10, 2006, the Company issued 2,250,000 shares of common stock as per various consulting agreements. The Company expensed $236,250 to consulting services.

         On February 13, 2006, the Company issued 140,860 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $563 in interest from the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 12 - COMMON STOCK (Continued)

         On February 14, 2006, the Company issued 50,000 shares of common stock in order to satisfy the cashless exercise of Series A warrants issued in April, 2006. The Company expensed $4,850 due to the difference in market value at the time of issuance.

         On February 14, 2006, the Company issued 233,333 shares of common stock in order to satisfy the cashless exercise of Series B warrants received from an exercise transaction of Series A warrants on February 1, 2006. The Company expensed $22,633 due to the difference in market value at the time of issuance.

         On March 20, 2006, the Company issued 118,882 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $2,495 in interest from the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances consist of the following:                                     March 31,
                                                                                                 2006
                                                                               Exercise      ------------
                                                               Warrants         Price         Valuation
                                                             ------------    ------------    ------------
October 6, 2004 issuance of 250,000 warrants;
 expiration 2009 (a)                                              250,000    $       0.75    $    377,750
December 17, 2004 issuance of 600,000 warrants;
 expiration 2009 (b)                                              600,000            1.50         544,800
February 22, 2005 issuance of 1,800,000 series A warrants;
 expiration 2010 (c)                                            1,800,000            0.50       2,801,831
February 22, 2005 issuance of 1,800,000 series B warrants;
 expiration 2010 (c)                                            1,800,000            1.00       2,155,225
March 4, 2005 issuance of 2,250,000 series A warrants;
 expiration 2010 (d)                                            2,250,000            0.50       2,284,426
March 4, 2005 issuance of 2,250,000 series B warrants;
 expiration 2010 (d)                                            2,250,000            1.00       1,558,737
April 15, 2005 issuance of 3,000,000 series A warrants;
 expiration 2010 (e)                                            3,000,000            0.50         727,885
April 15, 2005 issuance of 3,000,000 series B  warrants;
 expiration 2010 (e)                                            3,000,000            1.00         288,408
April 18, 2005 issuance of 2,250,000 series A warrants;
 expiration 2010 (f)                                            2,250,000            0.50         586,832
April 18, 2005 issuance of 2,400,000 series B warrants;
 expiration 2010 (f)                                            2,400,000            1.00         253,190
February 14, 2006 issuance of 10,260,028 warrants;
 expiration 2007 (g)                                           10,260,028            0.05         512,170
February 14, 2006 issuance of 5,000,000 warrants;
 expiration 2009 (h)                                            5,000,000            0.10         123,054

Costs associated issued equity                                                                    166,500
                                                             ------------                    ------------
                            Sub-Total:                                                         12,380,808

Less Amortization                                                                             (12,224,948)

                            TOTALS:                            34,860,028                    $    155,860
                                                             ============                    ============


                                                                                Avg.
                                                               Warrants      Ex. Price ($)     Valuation
                                                             ------------    ------------    ------------
Total Warrants outstanding as of December 31, 2005             34,210,028    $        .76      19,138,273
---------------------------------------------------------------------------------------------------------
Warrants Issued                                                15,260,028             .05         635,224


Warrants Expired / Cancelled                                  (10,260,028)          (0.10)     (1,536,079)


Warrants Exercised                                             (4,350,000)          (0.10)     (5,856,610)
---------------------------------------------------------------------------------------------------------

Total Warrants outstanding as of December 31, 2005             34,860,028    $       0.62      12,380,808
                                                             ============================================

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

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

         (c) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. On February 2, 2006, a holder of 2,100,000 Series A warrants exercised these warrants on a cashless basis, pursuant to which the holder received 700,000 shares of common stock and 700,000 Series B warrants. On February 17, 2006, this holder exercised 700,000 Series B warrants, pursuant to which the holder received 233,333 shares of common stock.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

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

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $877,479 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. On February 17, 2006, as part of a settlement agreement with one of the holders, the holder exercised 150,000 Series A warrants on a cashless bases, pursuant to which the holder received 50,000 shares of common stock, constituting full satisfaction of the 150,000 Series A Warrants under the terms of the settlement agreement. See Note 17.

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. On February 14, 2006, as part of a settlement agreement with the lender, the Company amended and restated this warrant issuance to reflect a $0.05 per share exercise price. The restated issuance was valued at $512,170 and expensed to investments. See Note 17.

         (h) On February 14, 2006, the Company issued 5,000,000 warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009 and were valued at $123,054 based on the Black Sholes method and were expensed to as investment costs since there was no underlying convertible note. See
         Note 17.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 14 - PAID IN CAPITAL

         On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.

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

         On August 29, 2005, the Company adopted its 2005 Stock Incentive Plan. The purpose of the plan was to further align the interests of employees, directors and non-employer consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business are largely dependent. The company will be permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of Shares of common stock that may be issued and sold under all awards granted under the plan is 7,000,000 shares, and to date, the Company has issued all 7,000,000 shares under the plan.

         On October 19, 2005, the Company adopted its 2005 Stock Incentive Plan No. 2, which was amended and restated on October 24, 2005. The purpose of the plan was to further align the interests of employees, directors and non-employer consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business are largely dependent. The company will be permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of Shares of common stock that may be issued and sold under all awards granted under the plan is 2,000,000 shares, and to date, the Company has issued all 2,000,000 shares under the plan.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 16 - RELATED PARTY TRANSACTIONS

         On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the three months ended March 31, 2006, the Company was in default and is currently in negotiations to restructure the obligation.

         Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the three months ended March 31, 2006, officers of the Company had a loan balance of $0.00 with the Company.

         The Company acquires administrative services from a third party consulting company owned by the son of its vice president. For three months ended March 31, 2006, the Company paid $9,500 in cumulative fees for services rendered.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         In or about May 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against the Company's indirect wholly owned subsidiary, Gwenco, Inc., and a former director of the Company for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank has obtained judgment in that action in the amount of approximately $340,000, and Duke Energy has obtained judgment as well.

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Inc., and Quest Energy, Ltd. seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. The Company intends to defend this action while continuing negotiations with National City Bank.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         On May 16, 2005, the Company entered into various financing documents in order to secure previous loans and obligations. These agreements included a term loan, assignment of leases and subleases, security agreement and fixture filing mortgage up to $2,500,000, and a purported collateral agency and intercreditor agreement, all of which were designed to grant a security interest in various assets of the Company and Gwenco, one of the Company's wholly owned subsidiaries, to the creditors. The purported mortgage obligation expires on March 31, 2035.

         On or about November 2, 2005, Professional Traders Fund commenced an action in the United States District Court for the Southern District of New York against the Company and Gwenco for breach of a credit agreement and guaranty. Professional Traders Fund is sought approximately $264,000 in principal as well as interest, fees, and costs. In addition, on or about November 3, 2005, Professional Traders Fund and ANC Group, Inc., as collateral agent for Professional Traders Fund, commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Quest Energy, National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining. In this action, Professional Traders Fund is again suing for breach of the credit agreement and seeking approximately $264,000 in principal as well as interest, fees, and costs. Further, ANC Group is seeking, as collateral agent for the benefit of Professional Traders Fund, be adjudged a lien on certain real and personal property of Gwenco pursuant to an amended and restated security agreement, that said real and personal property be sold to satisfy the aforesaid lien and that the liens of ANC Group, as collateral agent for the benefit of Professional Traders Fund, attach to the proceeds of the sale, and that the claims of National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining be required to set up their claims or be forever barred.

         On February 14, 2006, the Company entered into a settlement agreement with Professional Traders Fund, LLC ("PTF") resolving all outstanding disputes involving a Unit Agreement dated February 22, 2005, a Credit Agreement dated May 16, 2005, and any and all documents related thereto. The settlement and restructuring consisted of the following transactions:

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

         As additional consideration for the settlement and restructuring, the Company issued PTF a warrant to purchase up to 5,000,000 shares of the Company's common stock, with an initial exercise price of $0.10 per share and an expiration date of February 10, 2009.

NOTE 18 - SUBSEQUENT EVENTS

         On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

         On April 3, 2006, the lender under a loan agreement declared a default under the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure.

         On May 8, 2006, the Company adopted its 2006 Stock Incentive Plan. The purpose of the plan was to further align the interests of employees, directors and non-employer consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the common stock and by promoting increased ownership of the common stock by such individuals. The plan is also intended to advance the interests of the company and its shareholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the company's business are largely dependent. The company will be permitted to grant awards of stock options, stock awards, and restricted stock awards under the plan. The maximum aggregate number of Shares of common stock that may be issued and sold under all awards granted under the plan is 23,000,000 shares, and to date, the Company has issued 1,000,000 shares under the plan.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Income Taxes

         Quest provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the quarter ended March 31, 2006, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest's net operating loss carry forward was fully offset by a valuation allowance.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                       Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                     2006             2005
                                                 ------------     ------------

Net sales                                                 0.0%           100.0%
Production costs                                          n/a            129.9
Selling, general and administrative                       n/a            821.1
Deferred Warrant Expense                                  n/a          4,021.4
Depreciation and amortization                             n/a             19.0
Interest                                                  n/a            676.3
                                                 ------------     ------------

Operating income (loss)                                   n/a         (5,734.1)%
                                                 ------------     ------------

Comparison of the three months ended March 31, 2006 and 2005

         Net sales. Net sales for Quest decreased to $0, or a decrease of 100.0%, for the quarter ended March 31, 2006, from $304,151 for the quarter ended March 31, 2005. Quest's sales decreased because Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs decreased to $0, or a decrease of 100.0% for the quarter ended March 31, 2006, from $399,210 for the quarter ended March 31, 2005. Quest had lower production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $1,400,257 or 165.5%, for the quarter ended March 31, 2006, from $527,333 for the quarter ended March 31, 2005. The increase in selling, general, and administrative expenses results primarily from non-cash expenses recorded from stock issuances during the period.

         Depreciation and amortization. Depreciation expense decreased to $13,421, or 49.0%, for the quarter ended March 31, 2006, from $26,302 for the quarter ended March 31, 2005. Quest's depreciation expense decreased primarily because certain equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $1,930,782 for the quarter ended March 31, 2006, compared to $1,856,865 in the quarter ended March 31, 2005. These warrant amortization expenses resulted from the issuance of warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense increased to $468,094, or 623.2%, for the quarter ended March 31, 2006, from $64,724 for the quarter ended March 31, 2005. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and the expense associated with the issuance of a warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

         Operating loss. Quest incurred an operating loss of $3,812,554 for the quarter ended March 31, 2006, compared to an operating loss of $2,570,283 for the quarter ended March 31, 2005. It had higher operating losses in the first quarter of 2006 as compared to the first quarter of 2005 as a result of its lack of operations in the first quarter of 2006, significantly higher interest expense, significant charges it incurred as the result of stock issuances, and an increase in warrant amortization expense.

         Provision for income taxes. Quest incurred operating losses for the quarter ended March 31, 2006 and for the quarter ended March 31, 2005. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at March 31, 2006 was $6,696,845. It had cash of $3,307 as of December 31, 2005.

         Quest generated $34,392 of net cash in operating activities for the quarter ended March 31, 2006, compared to using $517,357 in the quarter ended March 31, 2005. Cash used in operating activities for the quarter ended March 31, 2006 was mainly due its net loss of $3,812,554, but also to a decrease an accounts payable and accrued expenses of $33,900. The net loss was offset by $13,241 of depreciation, $272,500 of deferred consulting amortization, $61,667 of stock issued for interest, $294,332 of stock issued for services, $1,930,782 in deferred warrant amortization, $658,324 for warrant issuances and conversions, and $650,000 as stock issued for investment.

         Net cash flows used in investing activities were $0 for the quarter ended March 31, 2006, compared to using $163,000 in the quarter ended March 31, 2005.

         Net cash flows used in financing activities were $47,500 for the quarter ended March 31, 2006, compared to net cash flows provided by financing activities of $594,722 for the quarter ended March 31, 2005. This decrease in net cash provided by financing activities is due to Quest's repayment of $239,500 of debt, offset by borrowings of $167,000 and the issuance of shares of common stock of $25,000.

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

         During January of 2006, Quest entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the executive officers of Quest guaranteed the loan and pledged 3,000,000 shares of their common stock to secure the guarantee. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the loan agreement. Quest failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on the shares of the officer's common stock pledged to the lender to secure the guarantee. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure.

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

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, Quest must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

         Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the warrants within thirty business days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Westor Capital Group, Inc., an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Westor is to receive a ten percent (10%) cash commission on the sale of the units, a three percent (3%) non-accountable expense allowance, and ten warrants for each one-hundred warrants issued as part of the units with an exercise price of $0.14 per share.

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

ITEM 3 - CONTROLS AND PROCEDURES

         Quest carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, they concluded that Quest's disclosure controls and procedures are not effective to ensure that information required to be disclosed in Quest's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. For purposes of increasing the effectiveness of its disclosure controls and procedures, Quest has retained the services of a forensic accountant to quantify any alleged embezzlements and is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

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

         2. On February 8, 2006, Quest issued an aggregate of 5,000,000 shares of its common stock upon conversion of a series of notes in the aggregate principal amount of $250,000. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         3. On February 14, 2006, Quest entered into a settlement agreement with Professional Traders Fund LLC ("PTF") pursuant to which Quest settled and resolved all outstanding disputes under that certain Unit Agreement dated as of February 22, 2005 (the "Unit Agreement"), that certain Credit Agreement dated as of May 16, 2005 (the "Credit Agreement") and any and all documents related thereto (collectively, the "Prior Financing Documents"). Pursuant to the Agreement, the parties agreed to a complete restructuring of the obligations under the Prior Financing Documents, effectuated through the issuance of amended and restated instruments, new instruments, and common stock.

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

         4. On February 16, 2006, Quest issued an aggregate of 2,250,000 shares to various consultants in connection with and pursuant to certain consulting agreements. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

         5. During the first quarter of 2006, Quest issued an aggregate of 552,065 shares of its common stock upon partial conversions of a promissory note at a conversion price of $0.10 per share. The issuance was exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         6. On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.21 per share. The unit notes are due on July 5,

2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, Quest must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

         Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the warrants within thirty business days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Westor Capital Group, Inc., an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Westor is to receive a ten percent (10%) cash commission on the sale of the units, a three percent (3%) non-accountable expense allowance, and ten warrants for each one-hundred warrants issued as part of the units with an exercise price of $0.14 per share.

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

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

            10% Notes payable to Duke Energy Merchants                   747,894
             6% Note payable to National City Bank of Kentucky           235,907
         9 1/2% Note payable to National City Bank of Kentucky            84,565
             6% Note payable to Scott Whitson                            225,000
             7% Convertible Notes                                      1,075,000
            15% Note payable to Gross Foundation                         300,000
            15% Note payable to AF Capital, LLC                          300,000

         As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky and have been granted judgments in these actions.

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


                                      QUEST MINERALS & MINING CORP.


May 22, 2006                          /s/ WILLIAM R. WHEELER
                                      ------------------------------------------
                                      William R. Wheeler
                                      President
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)