Form 10QSB
period 2006-06-30
Quest Minerals & Mining Corp
filed 2006-08-21
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                    -------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2006, 103,380,145 shares of our common stock were outstanding.

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

                         QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash                                                             $        985
  Receivables                                                                --
                                                                   ------------
      Total current assets                                                  985


Leased Mineral Reserves (Note 2 & 5)                                  5,210,471
Equipment, net (Note 6)                                                 378,940
Escrow - Trustee Account                                                     --
Prepaid consulting Expense                                              336,200
Other receivables, net (Note 7)                                         719,163
Deferred stock option/warrant issuance, net (Note 13)                    15,860
                                                                   ------------

      TOTAL ASSETS                                                 $  6,661,619
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                   $  2,593,345
  Loans payable (Note 9)                                              2,444,588
  Bank loans (Note 9)                                                 1,047,436
  Related party loans (Note 9)                                          695,000
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                       6,780,369

Other Liabilities
  Unearned revenues (Note 8)                                            668,000
                                                                   ------------

      TOTAL LIABILITIES                                               7,448,369

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
  SERIES A - issued and outstanding 453,000 shares                          453
  SERIES B - issued and outstanding 386,275 shares                          386

Common stock, par value $0.001, 250,000,000 shares authorized;
  issued and outstanding 88,718,154 shares                               88,719

Equity held in escrow (Note 12)                                        (587,500)

Paid-in capital (Note 14)                                            63,636,305
Accumulated Deficit                                                 (63,925,113)
                                                                   ------------

Total Stockholders' Equity                                             (786,750)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  6,661,619
                                                                   ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended        For the Six Months Ended
                                                        June 30,                       June 30,
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------
Revenue:
   Coal Revenues                             $         --    $     52,590    $         --    $    356,741
   Interest and Other                                  --              --              --              --
                                             ------------    ------------    ------------    ------------

          Total Revenues                               --          52,590              --         356,741
                                             ------------    ------------    ------------    ------------
Expenses:
   Production costs                                    --          64,005              --         463,215
   Selling, general and administrative            664,059         923,607       2,064,316       1,450,940
   Interest                                        74,061         125,790         542,155         190,514
   Deferred Warrants Expense                       77,231       4,184,415       2,008,013       6,041,280
   Depreciation and Amortization                   13,421          19,728          26,842          46,030

          Total Operating Expenses                828,772       5,317,545       4,641,326       8,191,979
                                             ------------    ------------    ------------    ------------

Loss from Operations                             (828,772)     (5,264,955)     (4,641,326)     (7,835,238)

Provision for Income taxes                             --              --              --              --
                                             ------------    ------------    ------------    ------------

Net loss                                     $   (828,772)   $ (5,264,955)   $ (4,641,326)   $ (7,835,238)
                                             ============    ============    ============    ============

Basic and diluted loss per common share      $      (0.01)   $      (0.11)   $      (0.06)   $      (0.17)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     84,821,140      47,521,233      79,346,528      47,052,826
                                             ============    ============    ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Six Months Ended
                                                                              June 30,
                                                                        2006             2005
                                                                   ------------      ------------
Operating Activities
   Net loss                                                        $ (4,741,326)     $ (7,835,238)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                         26,842            46,030
   Deferred Consulting amortization                                     500,800                --
   Stock issued for interest                                             68,016                --
   Stock issued for Services                                            493,154                --
   Deferred Warrants- Amortization                                    2,008,013         6,041,280
   Warrants issuances and conversions                                   868,016
   Stock issued for Investment                                          650,000                --
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                   (51,163)           38,559
   Increase (decrease) in accounts payable and accrued expenses         108,711           227,846
                                                                   ------------      ------------
   Net cash used by operating activities                                (68,937)       (1,481,523)

Investing Activities
   Mine Development                                                          --                --
   Equipment purchased                                                       --          (150,000)
   Security deposits                                                         --           (23,000)
                                                                   ------------      ------------
   Net cash used by investing activities                                     --          (173,000)

Financing Activities
   Sale of Common Stock                                                 116,099                --
   Repayments                                                          (413,276)         (468,778)
   Capital Contributions                                                135,960                --
   Borrowings                                                           214,724         2,025,000
                                                                   ------------      ------------
   Net cash provided by financing activities                             53,507         1,556,222
                                                                   ------------      ------------
   Increase (decrease) in cash                                          (15,430)          (98,301)
   Cash at beginning of period                                           16,415           102,220
                                                                   ------------      ------------
   Cash at end of period                                           $        985      $      3,919
                                                                   ============      ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
   Interest                                                        S                 $         --
                                                                   ============      ============
   Commissions                                                               --           166,500
                                                                   ============      ============
   Income taxes                                                    $         --      $         --
                                                                   ============      ============

  Stock issued during year for:
   Services                                                        $    493,154      $
                                                                   ============      ============
   Stock compensation
                                                                   ============      ============
   Interest                                                              68,016
                                                                   ============      ============
   Investment                                                           650,000
                                                                   ============      ============
   Advertising                                                               --
                                                                   ============      ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

            Acquisitions

            Effective February 9, 2004, Quest Minerals and Mining Ltd. ("Quest") (a subsidiary of the Company) entered into an agreement with the Company, then known as Tillman International, Inc. ("Tillman"). The agreement provided for Tillman to issue 22,500,000 shares of its common stock and assume liabilities of approximately $767,000 in exchange for all of the outstanding shares of Quest in a transaction accounted for as a reverse merger. As a result, Quest is considered, for accounting purposes, to be the acquiring company since the stockholders of Quest acquired more than 50% of the issued and outstanding stock of Tillman. The accompanying consolidated financial statements give effect to this reverse merger.

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

            During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 2005, the Company is still negotiating with the bank for a resolution. Since, management has determined that the existing liabilities and debt from the Company were all related to the issues involving this claim, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of the six months ended June 30, 2006, the company has filed suit against the bank and all parties involving several counts of fraudulent misconduct against the company.


NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES

            Interim Financial Information

            The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows at June 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three and six month period ending June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 -    SIGNICANT ACCOUTNING POLICIES (Continued)

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

            Income Taxes

            The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the six months ended June 30, 2006, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

            Fair Value

            The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at June 30, 2006. The Company had no securities available-for-sale at June 30, 2006.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 -    SIGNICANT ACCOUTNING POLICIES (Continued)

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

NOTE 3 -    GOING CONCERN

            The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20,455,872 and $38,005,209 for the years ended December 31, 2005 and 2004 and had a working capital deficit of $7,089,448 at December 31, 2005. For the six months ended June 30, 2006 the Company had a net loss of $4,741,326 of which $2,008,013 was due to deferred warrant amortization. The working capital deficit as of the six months ended June 30, 2006 was $6,779,384. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

NOTE 4 -    LEASEHOLD INTERESTS

            As a result of the acquisition of Gwenco, Inc., the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the six months ended June 30, 2006, Gwenco owed approximately $369,654 in lease payments.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 5 -    LEASED MINERAL RESERVES

            All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

            At June 30, 2006, the leased mineral reserves, valued at $5,210,471, consisted of the following:

                                                                 Proven Reserves

            Seams                                                     Tons
            -----                                                     ----

            Winifrede                                                 214,650

            Taylor                                                  1,783,500

            Cedar Grove                                             3,702,600

            Pond Creek                                              4,095,500
                                                                 ---------------

                 Total Reserves                                     9,796,250
                                                                 ===============

NOTE 6 -    EQUIPMENT

            Equipment consisted of the following:    June 30,        June 30,
                                                       2006            2005
                                                   ------------    ------------

            Mining equipment                       $    805,220    $    946,820

            Office equipment                                              3,869

            Less accumulated depreciation              (426,280)       (398,729)
                                                   ------------    ------------

            Equipment - net                        $    378,940    $    551,960
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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 7 -    OTHER RECEIVABLES

            Other Receivables consisted of the following:     June 30,        June 30,
                                                                2006            2005
                                                            ------------    ------------

            D&D Contracting, Inc.(a)                        $    678,349    $    678,349

            Braxton Coal (b)                                      51,163

            Less allowance                                       (10,349)        (10,349)
                                                            ------------    ------------


            Other Receivables - net                         $    719,163    $    668,000
                                                            ============    ============

            (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of the six months ended June 30, 2006, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

            (b) During the six months ended June 30, 2006, the Company hired a contract-mining group to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which are to be paid back through a royalty arrangement once coal production begins.


NOTE 8 -    ACCOUNTS PAYABLE & ACCRUED EXPENSES

            Accounts payable and accrued expenses
            consist of the following:                     June 30,       June 30,
                                                            2006           2005
                                                        ------------   ------------
               Accounts payable                         $    219,141   $     89,258

               Accrued royalties payable-operating           369,654        565,278

               Accrued bank claim (a)                        650,000        650,000

               Accrued taxes                                  87,532        114,741

               Accrued interest                              374,454        190,514

               Accrued expenses (b)                          892,564        671,742
                                                        ------------   ------------
                                                           2,593,345      2,281,533


               Unearned Revenues (c)                         668,000        668,000

                                                        $  3,261,345   $  2,949,533
                                                        ============   ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 8 -    ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

            (a) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the six months ended June 30, 2006, the company has file suit against the bank and all parties involving several counts of fraudulent misconduct.

            (b) During the period ended December 31, 2004, the company had acquired these accrued expenses from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. The Company continues to carry these balances until further validity can be determined.

            (c) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the six months ended June 30, 2006, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 9 -    NOTES PAYABLE

            Notes payable consist of the following:                       June 30,       June 30,
                                                                            2006           2005
                                                                        ------------   ------------
            E-Z MINING CO., INC.:

               0% Notes payable (a)                                     $    202,864   $    202,864

            QUEST MINERALS & MINING CORP

            0% Notes payable to IAB (b)                                            0        250,000

            8% Notes payable to TRADERS FUND, LLC (c)                              0              0

            15% Notes payable to GROSS FOUNDATION (d)                        208,000        300,000

            15% Notes payable to AF CAPITAL, LLC (e)                               0        300,000

            7% Notes payable to GREENWOOD PARTNERS (f)                       100,000        100,000

            7% Notes payable to TRADERS FUND LLC (f)                         350,000        350,000

            7% Notes payable to FIRST MIRAGE, INC. (f)                       200,000        200,000

            7% Notes payable to Investors (g)                                375,000        375,000

            7% Notes payable to GREENWOOD PARTNERS (h)                       225,000        350,000

            7% Notes payable to FIRST MIRAGE, INC. (h)                        50,000         50,000

            10% Notes payable to TRADERS FUND LLC (i)                        100,000        244,000

            8% Notes payable to CORNWAY CO., LTD. (j)                        335,000              0

            12% Notes payable to Third Party (p)                                   0              0

            0% Notes payable (k)                                             173,724         25,000

            6% Notes payable to WESTOR CAPITAL GROUP (q)                     125,000              0

            QUEST ENERGY, LTD:

              18% Employee Notes (l)                                               0         35,364

            GWENCO, INC.: (Bank Loans)

              10% Notes payable to Duke Energy Merchants (m)                 726,964        747,894

               6% Note payable to National City Bank of Kentucky (m)         235,907        235,907

            91/2% Note payable to National City Bank of Kentucky (m)          84,565         84,565

            GWENCO, INC.: (Related-Party Loans)

               0% Notes Due Officers (n)                                           0         44,034

            6% Notes payable to Scott Whitson (o)                            695,000        200,000
                                                                        ------------   ------------
                                                                           4,187,024      4,094,628

               Less current portion                                        4,187,024      3,994,628
                                                                        ------------   ------------

            Long-Term Debt:                                             $          0   $    100,000
                                                                        ============   ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

            (d) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain equipment of the Company's assets. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principle and accrued interest. As of the six months ended June 30, 2006, the balance remains in default.

            (e) On December 17, 2004, the Company signed a 15% per annum promissory note with AF Capital for $300,000 due on June 17, 2005. The note was secured by certain of equipment of the Company's assets. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 16, 2005, the Company issued 3,450,000 shares of common stock at $.10 per share to AF Capital LLC in consideration for $300,000 convertible debt and $45,000 accrued interest pursuant to this convertible, which matured on June 17, 2005.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 9 -    NOTES PAYABLE (Continued)

            (f) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one
                 (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders since the existing notes were due to mature. On June 5, 2006, the Company settled with the other two third party lenders by amending and restating the remaining 7% convertible notes; also now due February 22, 2007 and having principle amounts of $100,000 and $200,000.

            (g) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. As of the six months ended June 30, 2006, the notes are in default. The Company is currently in negotiations with the lenders to restructure these obligations.

            (h) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company settled with the lenders by amending and restating the 7% convertible notes; now due April 18, 2007 and having principle amounts of $100,000, $125,000, and $50,000. As part of the settlement agreement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 9 -    NOTES PAYABLE (Continued)

            (i) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and is due February 22, 2007.

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

            (l) On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. On December 31, 2005, the Company officially recognized E-Z Mining Co., Inc. as a discontinued operation. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. Since management has determined that the existing liabilities and debt from the company were all related to the issues involving this claim, the assets and liabilities have been written down in consideration for the allowance already accrued by the company. As of the six months ended June 30, 2006, the company has filed suit against the bank and all parties involving several counts of fraudulent misconduct.

            (m) These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans.

            (n) Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the six months ended June 30, 2006, officers of the Company had a loan balance of $0.00 with the Company.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

            (p) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the company recorded a capital contribution from its officers of $135,960. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure.

            (q) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 10 -   INCOME TAXES

            The Company recognized no income tax benefit for the loss generated for the periods through June 30, 2006.

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

            Series B

            Effective July 2006, each share of the Company's Series B preferred stock is convertible into 10.355 shares of the Company's common stock, subject to proportional adjustment for stock-splits, stock dividends, and recapitalizations. The Series B preferred stock is convertible at the option of the holder, but shall be automatically converted into the Company's common stock, at the then applicable conversion price, in the event that, during any period of fifteen
            (15) consecutive trading days, the average closing price per share of Quest's common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments). The holders of the Series B preferred stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A preferred stock. The holders of the Series B preferred stock shall also be entitled to receive, upon liquidation, an amount equal to $2.50 per share for the Series B preferred stock plus all declared and unpaid dividends, in preference to the holders of the common stock.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 -   COMMON STOCK

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

            On February 16, 2006, the Company issued 2,000,00 shares of common stock to an unrelated third party to satisfy a consulting agreement. The Company posted $178,000 to prepaid expenses and will amortize the expense through the one-year term of the agreement.

            On March 14, 2006, the Company issued 400,000 shares of common stock in order to satisfy the cashless exercise of Series A warrants issued in February and April of 2005. The Company expensed $33,200 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 -   COMMON STOCK (Continued)

            On March 14, 2006, the Company issued 650,000 shares of common stock in order to satisfy the cashless exercise of Series A warrants issued in February and April of 2005. The Company expensed $53,950 due to the difference in market value at the time of issuance.

            On March 20, 2006, the Company issued 118,882 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The Company expensed $2,495 in interest from the difference in market value at the time of issuance.

            On April 24, 2006, the Company issued 200,00 shares of common stock to an unrelated third party as part of a consulting agreement to mine one of their coal seams. The Company expensed $22,000 due to the difference in market value at the time of issuance.

            On May 8, 2006, the Company issued 1,000,000 shares of common stock under an approved S-8 registration for various legal services. The Company expensed $110,000 due to the difference in market value at the time of issuance.

            On May 16, 2006, the Company issued 363,493 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The issuance reduced the debt by $30,000 principle and $6,349 in accrued interest.

            On May 24, 2006, the Company issued 400,000 shares of common stock PTF as part of an exercised cashless warrants conversion originally issued in February of 2006. The Company expensed $24,000 due to the difference in market value at the time of issuance.

            On June 8, 2006, the Company issued 200,000 shares of common stock under an approved S-8 registration for consulting services. The Company expensed $7,800 due to the difference in market value at the time of issuance.

            On June 12, 2006, the Company issued 500,000 shares of common stock to an unrelated third party to satisfy a consulting agreement. The Company posted $20,000 to prepaid expenses and will amortize the expense through the four (4) month term of the agreement.

            On June 12, 2006, the Company issued 1,000,000 shares of common stock under an approved S-8 registration for various legal services. The Company expensed $40,000 due to the difference in market value at the time of issuance.

            On June 13, 2006, the Company issued 181,818 shares of common stock under an approved S-8 registration for consulting services. The Company expensed $10,000 due to the difference in market value at the time of issuance.

            On June 13, 2006, the Company issued 1,000,000 shares of common stock under an approved S-8 registration for various legal services. The Company expensed $55,000 due to the difference in market value at the time of issuance.

            On June 20, 2006, the Company issued 1,000,000 shares of common stock under an approved S-8 registration for consulting services. The Company posted $35,000 to prepaid expenses and will amortize the expense through the two-year term of the agreement.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 -   COMMON STOCK (Continued)

            On June 23, 2006, the Company issued 200,000 shares of common stock under an approved S-8 registration for consulting services. The Company expensed $6,600 due to the difference in market value at the time of issuance.

            On June 27, 2006, the Company issued 400,000 shares of common stock under an approved S-8 registration for consulting services. The Company expensed $13,600 due to the difference in market value at the time of issuance.

            On June 27, 2006, the Company issued 200,000 shares of common stock under an approved S-8 registration for consulting services. The Company expensed $6,800 due to the difference in market value at the time of issuance.

            On June 29, 2006, the Company issued 216,667 shares of common stock in order to satisfy the cashless exercise of Series B warrants issued in February and April of 2005. The Company expensed $6,717 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 13 -   STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances consist of the following:                                                       June 30,
                                                                                                                    2006
                                                                                                                ------------
                                                                                                  Exercise
                                                                                    Warrants        Price        Valuation
                                                                                  ------------   ------------   ------------
October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a)                      250,000   $       0.75   $    377,750

December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b)                    600,000           1.50        544,800

February 22, 2005 issuance of 1,800,000 series A warrants; expiration 2010 (c)       1,800,000           0.50      2,801,831

February 22, 2005 issuance of 1,800,000 series B warrants; expiration 2010 (c)       1,800,000           1.00      2,155,225

March 4, 2005 issuance of 2,250,000 series A warrants; expiration 2010 (d)           2,250,000           0.50      2,284,426

March 4, 2005 issuance of 2,250,000 series B warrants; expiration 2010 (d)           2,250,000           1.00      1,558,737

April 15, 2005 issuance of 3,000,000 series A warrants; expiration 2010 (e)          3,000,000           0.50        727,885

April 15, 2005 issuance of 3,000,000 series B  warrants; expiration 2010 (e)         3,000,000           1.00        288,408

April 18, 2005 issuance of 2,400,000 series B warrants; expiration 2010 (f)          2,250,000           0.50        586,832

April 18, 2005 issuance of 2,400,000 series B warrants; expiration 2010 (f)          2,400,000           1.00        253,190

February 14, 2006 issuance of 10,260,028 warrants; expiration 2007 (g)              10,260,028           0.05        512,170

February 14, 2006 issuance of 5,000,000 warrants; expiration 2009 (h)                5,000,000           0.10        123,054

April 5, 2006 issuance of 949,667 warrants; expiration 2009 (i)                        949,667            .21         15,860

April 5, 2006 issuance of 237,416 warrants; expiration 2009 (i)                        237,416            .21          3,965

May 18, 2006 issuance of 2,000,000 warrants; expiration 2011 (j)                     2,000,000            .05         36,000

May 18, 2006 issuance of 2,000,000 warrants; expiration 2011 (j)                     2,000,000            .05         36,000

Costs associated issued equity                                                                                       166,500
                                                                                  ------------                  ------------

                                                                    Sub-Total:      40,047,111                    12,472,633

Less Amortization                                                                                                (12,456,773)

                                                                    TOTALS:         40,047,111                  $     15,860
                                                                                  ============                  ============


                                                                             Avg.
                                                             Warrants     Ex. Price ($)     Valuation
                                                             --------     -------------     ---------
Total Warrants outstanding as of December 31, 2005          34,210,028    $        .76      19,138,273
------------------------------------------------------------------------------------------------------


Warrants Issued                                             15,260,028             .05         635,224


Warrants Expired / Cancelled                               (10,260,028)          (0.10)     (1,536,079)


Warrants Exercised                                          (4,350,000)          (0.10)     (5,856,610)
------------------------------------------------------------------------------------------------------

Total Warrants outstanding as of December 31, 2005          34,860,028    $       0.62      12,380,808
                                                       ===============================================

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 13 -   STOCK OPTION / WARRANTS (Continued)

            (a) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. In consideration of this loan, the Company issued a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principle and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the Company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $0.75. The warrants were adjusted to a valuation of $377,750 on the Black Sholes method and were completely amortized.

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

            (c) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $10,776,209 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. On February 2, 2006, a holder of 2,100,000 Series A warrants exercised these warrants on a cashless basis, pursuant to which the holder received 700,000 shares of common stock and 700,000 Series B warrants. On February 17, 2006, this holder exercised 700,000 Series B warrants, pursuant to which the holder received 233,333 shares of common stock. On March 14, 2006, another holder of 1,200,000 Series A warrants exercised on a cashless basis, pursuant to a settlement agreement on 7% senior secured underlying notes in which the holder waived their rights to all series B warrants. On March 14, 2006, the third holder of the remaining 600,000 Series A warrants exercised on a cashless basis. On June 29, 2006, they then exercised the remaining Series B warrants awarded from the exercise of the Series A warrants.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 13 -   STOCK OPTION / WARRANTS (Continued)

            (e) On April 15, 2005, the Company engaged in a financial advisory agreement with a third party for assistance with its strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of ten (10) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50, and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $250,000. On April 18, 2005, these obligations were satisfied through a unit deal transaction. The warrants were valued at $1,016,293 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. As of the six months ended June 30, 2006, the warrant holders waived any and all rights to exercise these warrants as part of settlement agreement involving underlying 7% senior secured convertible notes. The valuations have been closed out.

            (f) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
            (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $877,479 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. On February 17, 2006, as part of a settlement agreement with one of the holders, the holder exercised 150,000 Series A warrants on a cashless bases, pursuant to which the holder received 50,000 shares of common stock, constituting full satisfaction of the 150,000 Series A Warrants under the terms of the settlement agreement. See Note 17. On March 14, 2006, the remaining holder of the 2,250,000 Series A warrants forgave 750,000 Series A warrants and exercised the balance on a cashless basis pursuant to a settlement agreement on the underlying 7% senior secured convertible notes originally issued with the warrants. On June 29, 2006, they then exercised the remaining Series B warrants awarded from the exercise of the Series A warrants.

            (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. On February 14, 2006, as part of a settlement agreement with the lender, the Company amended and restated this warrant issuance to reflect a $0.05 per share exercise price. The restated issuance was valued at $512,170 and expensed to investments. See Note 17. On May 24, 2006 the holder exercised 1,600,000 warrants on a cashless basis pursuant to which they received 400,000 shares common stock based on the terms of the issuance. The company expensed $24,000 due the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 13 -   STOCK OPTION / WARRANTS (Continued)

            (h) On February 14, 2006, the Company issued 5,000,000 warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009 and were valued at $123,054 based on the Black Sholes method and were expensed to as investment costs since there was no underlying convertible note. See
            Note 17.

            (i) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 1,187,083 warrants were issued and valued at $19,825 according to the Black Sholes method and will be amortized over a fifteen (15) month in accordance with the underlying promissory notes.

            (j) On May 18, 2006, the Company set up a non-qualified options agreement to honor a previously entered employment agreement with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would vest as follows: (i) options to purchase up to 2,000,000 shares at $.05 per share vesting immediately; with a market value of $.05 per share at the time of issuance, (ii) options to purchase up to 2,000,000 shares will vest upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the option agreements. On May 31, 2006, the President resigned for personal reasons. However, based on a consulting agreement that followed, it was agreed that the first 2,000,000 options awarded to him would remain vested. The issuance was valued at $72,000 based on the Black Sholes method and were fully amortized upon inception.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 14 -   STOCK COMPENSATION PLAN

            On May 8, 2006, the board of directors of the Company adopted its 2006 Stock Incentive Plan, which allows for the issuance of up to 23,000,000 shares of the Company's Common Stock to officers, employees, directors, consultants, and advisors. The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

NOTE 15 -   RELATED PARTY TRANSACTIONS

            On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the six months ended June 30, 2006, the Company was in default and is currently in negotiations to restructure the obligation.

            On June 6, 2006, the Company entered into a two-year agreement to acquire administrative services from a third party consulting company owned by the son of its now acting president (Assumed after original president resigned). The agreement consisted of an initial 1,000,000 shares common stock issued under an approved S-8 Registration; along with a monthly payment of $6,500. The initial shares were valued at $35,000 and will be amortized over the term of the agreement.

            On May 31, 2006, the Company entered into a one (1) year consulting agreement with the former CEO and President for the purposes of procuring other mining opportunities on a non-exclusive basis and to advise the company with respect to mining operations and matters related thereto. Compensation shall be paid at $10,000 per month with a royalty payment of 1% of gross sales on all mine products, including but not limited to coal, oil and gas, that originate from mines and/or wells introduced to the company pursuant to the consultants performance efforts for a period of six (6) years after the termination of the said agreement. Additionally, the consultant had been previously issued certain options pursuant to his Employment Contract with the Company. The first option on 2,000,000 shares were deemed to have vested on May 18, 2006; and a second option incentive of 1,000,000 shares will be vested six months from the signing of the consulting agreement.

NOTE 16 -   COMMITMENTS AND CONTINGENCIES

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 -   COMMITMENTS AND CONTINGENCIES (Continued)

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

            In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Inc., and Quest Energy, Ltd. seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. The Company intends to defend this action while continuing negotiations with National City Bank. Subsequent to June 30, 2006, National City Bank sold its judgments, judgment liens, and security interests to a third party. See Note 17.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 -   COMMITMENTS AND CONTINGENCIES (Continued)

            On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. The Company believes that it has meritorious defenses, and counterclaims, against the former director. The Company has been defending the Duke litigation for about one year and believes that that portion of the litigation will be settled for a modest discount on the amount owed to Duke. Certain allegations could result in forfeiture of control of the mine. While the Company believes that it has meritorious defenses and set-offs against the former director, an adverse ruling would materially and adversely affect the Company and could result in the loss of the Company's sole operating mines. Subsequent to June 30, 2006, the Company and the former stockholder of Gwenco settled this third party complaint. See
            Note 17.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 -   COMMITMENTS AND CONTINGENCIES (Continued)

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 -   COMMITMENTS AND CONTINGENCIES (Continued)

            As additional consideration for the settlement and restructuring, the Company issued PTF a warrant to purchase up to 5,000,000 shares of the Company's common stock, with an initial exercise price of $0.10 per share and an expiration date of February 10, 2009.

            On June 6, 2006, the Company entered into a settlement agreement with First Mirage, Inc. ("First Mirage"), resolving all outstanding disputes under the unit purchase agreements with First Mirage and any and all documents related thereto. The Company issued First Mirage amended and restated convertible notes in the aggregate principal amounts of $200,000.00 and $50,000, respectively, payable on or before February 22, 2007 and April 18, 2007, respectively, convertible into the Company's common stock initially at a rate of $.075 per share, subject to adjustment. In addition, the Company issued First Mirage share certificates representing 400,000 shares of the Company's common stock in consideration of First Mirage's exercise in full (on a cashless basis) of all Series A warrants held by them. First Mirage waived any rights arising out of or relating to a Series A Warrant purportedly issued in April 2005, any shares of common stock issuable upon exercise of such Series A Warrant, any Series B Warrant issuable upon exercise of such Series A Warrant, or any shares of common stock issuable upon exercise of such a Series B Warrant. All of the provisions contained in the unit purchase agreements, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to the Company's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any liquidated damages previously incurred under the registration rights agreement.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 -   COMMITMENTS AND CONTINGENCIES (Continued)

            On June 29, 2006, the Company entered into a settlement agreement with Greenwood Partners, LP ("Greenwood"), resolving all outstanding disputes under the unit purchase agreements, a financial advisory agreement dated as of April 15, 2005, and any and all documents related thereto. Five (5) units issued to Greenwood as compensation under the financial advisory agreement (which included (i) convertible notes in the aggregate principal amount of $125,000, and
            (ii) Series A Warrants to purchase (a) up to 750,000 shares of common stock and (b) Series B Warrants to purchase up to an additional 750,000 shares of common stock) were be cancelled and of no further force and effect. The Company issued to Greenwood Partners amended and restated convertible notes in the aggregate principal amounts of $100,000.00, $125,000 and $100,000, respectively, payable on or before February 22, 2007, April 15, 2007 and April 18, 2007, respectively, and convertible into the Company's common stock initially at a rate of $.075 per share, subject to adjustment. In addition, the Company issued to Greenwood Partners share certificates representing 866,667 shares of the Company's common stock in consideration of Greenwood Partners' exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them. All of the provisions contained in the financial advisory agreement were terminated and of no further force and effect. In addition, the parties waived any and all right to any claims or damages allegedly incurred by such party under the financial advisory agreement. All of the provisions contained in the unit purchase agreements, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to the Company's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any liquidated damages previously incurred under the registration rights agreement.

NOTE 17 -   SUBSEQUENT EVENTS

            On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 17, to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

            On July 21, 2006, the Company signed a non-binding letter of intent with Parsons Branch Development to acquire a permit to mine the Elkhorn #2 seam on Parsons Branch located in Mud Creek, Kentucky. Parsons Branch Development has approximately 450,000 tons of clean coal under lease at this location. Upon completion of the transfer of the permit to Company, it will retain all revenues from coal sales after payment of a royalty to Parsons Branch of $1.50 per clean ton mined and expenses of mine operations, which are expected to be carried out by a contract miner.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 17 -   SUBSEQUENT EVENTS (Continued)

            On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco referenced in Note 17. As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 3,500,000 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

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

         Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In the fourth quarter of 2005, Quest completed the required rehabilitation of the Pond Creek mine. In March, 2006, Quest reopened its Pond Creek mine and has placed mining equipment back into the mine. Quest had believed that it had received the required insurance, permits, and approval to recommence mining operations; however, Quest was subsequently advised that it required additional insurance, permits, and approvals permits to recommence the mining operations. Quest is currently seeking to obtain these necessary insurance, permits, and approvals and intends to recommence mining operations upon receipt of the necessary insurance, permits, and approvals. As part of a settlement with Albert Anderson, the former owner of Gwenco, we received mining permit renewal and transfer documentation which we are required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky.

         Quest has recently retained Braxton Mining as its contract miner to resume mining operations at Pond Creek. Braxton has replaced Shelbi Coal Company as the contract miner for Quest. Under the terms of the agreement with Braxton, Braxton will provide all equipment and labor necessary for the coal mining production at the Pond Creek mine, and Quest will receive $7.75 per ton of clean coal mined from Pond Creek, which will be escrowed under the terms of the Boyd County Court order and used to repay accrued royalties and creditors of Quest's wholly-owned subsidiary, Gwenco, Inc. Further, to the extent that coal from the mine is sold to a washing plant at a price that exceeds $45.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $45.00 per clean ton, and, to the extent that coal from the mine is sold directly to the open market at a price that exceeds $60.00 per clean ton, Quest will receive thirty percent (30%) of the revenues in excess of $60.00 per clean ton. As a result of the settlement with Albert Anderson, Quest is currently renegotiating the terms of this arrangement with Braxton.

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

         On July 21, 2006, Quest signed a non-binding letter of intent with Parsons Branch Development to acquire a permit to mine the Elkhorn #2 seam on Parsons Branch located in Mud Creek, Kentucky. Parsons Branch Development has approximately 450,000 tons of clean coal under lease at this location. Upon completion of the transfer of the permit to Quest, it will retain all revenues from coal sales after payment of a royalty to Parsons Branch of $1.50 per clean ton mined and expenses of mine operations, which are expected to be carried out by a contract miner.

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

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, and security interests to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                          Three Months Ended               Six Months Ended
                                                June 30,                       June 30,
                                       --------------------------------------------------------
                                           2006          2005           2006           2005
                                       --------------------------------------------------------
Net sales                                      0.0%         100.0%           0.0%           100%
                                                                                          129.8
Production costs                               n/a          121.7            n/a

Selling, general and administrative            n/a        1,756.2            n/a          406.7
Stock compensation                             n/a             --            n/a             --
Warrant amortization                           n/a        7,956.7            n/a        1,693.5
                                                                                           12.9
Depreciation and amortization                  n/a           33.7            n/a
                                                                                           53.4
Interest                                                    239.2
                                       --------------------------------------------------------
                                               n/a                           n/a
Operating income (loss)                        0.0%     (10,011.3)%          0.0%      (2,196.3)%
                                       --------------------------------------------------------

Comparison of the three months ended June 30, 2006 and 2005

         Net sales. Net sales for Quest decreased to $0, or a decrease of 100.0%, for the quarter ended June 30, 2006, from $52,590 for the quarter ended June 30, 2005. Quest's sales decreased because Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs decreased to $0, or a decrease of 100.0% for the quarter ended June 30, 2006, from $64,005 for the quarter ended June 30, 2005. Quest had lower production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $664,059 or 28.1%, for the quarter ended June 30, 2006, from $923,607 for the quarter ended June 30, 2005. The decrease in selling, general, and administrative expenses results primarily from reductions in staff, payroll, and other administrative expenditures due to reduced operations.

         Depreciation and amortization. Depreciation expense decreased to $13,421, or 32.0%, for the quarter ended June 30, 2006, from $19,728 for the quarter ended June 30, 2005. Quest's depreciation expense decreased primarily because certain equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $77,231 for the quarter ended June 30, 2006, compared to $4,184,415 in the quarter ended June 30, 2005. These warrant amortization expenses resulted from the issuance of warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense decreased to $74,061, or 41.1%, for the quarter ended June 30, 2006, from $125,790 for the quarter ended June 30, 2005. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004.

         Operating loss. Quest incurred an operating loss of $828,772 for the quarter ended June 30, 2006, compared to an operating loss of $5,264,955 for the quarter ended June 30, 2005. It had lower operating losses in the second quarter of 2006 as compared to the second quarter of 2005 due to reduced selling, general, and administrative expenses and the significant reduction in warrant amortization expense.

         Provision for income taxes. Quest incurred operating losses for the quarter ended June 30, 2006 and for the quarter ended June 30, 2005. Accordingly, it has made no provision for income taxes.

Comparison of the six months ended June 30, 2006 and 2005

         Net sales. Net sales for Quest decreased to $0, or a decrease of 100.0%, for the six months ended June 30, 2006, from $356,741 for the six months ended June 30, 2005. Quest's sales decreased because Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs decreased to $0, or a decrease of 100.0% for the six months ended June 30, 2006, from $463,215 for the six months ended June 30, 2005. Quest had lower production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $2,064,316, or 42.3%, for the six months ended June 30, 2006, from $1,450,940 for the six months ended June 30, 2005. The increase in selling, general, and administrative expenses results primarily from non-cash expenses recorded from stock issuances during the period.

         Depreciation and amortization. Depreciation expense decreased to $26,842, or 41.7%, for the six months ended June 30, 2006, from $46,030 for the six months ended June 30, 2005. Quest's depreciation expense decreased primarily because certain equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $2,008,013 for the six months ended June 30, 2006, compared to $6,041,280 in the six months ended June 30, 2005. These warrant amortization expenses resulted from the issuance of warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense increased to $542,155, or 184.6%, for the six months ended June 30, 2006, from $190,514 for the six months ended June 30, 2005. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and the expense associated with the issuance of a warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

         Operating loss. Quest incurred an operating loss of $4,641,326 for the six months ended June 30, 2006, compared to an operating loss of $7,835,238 for the six months ended June 30, 2005. It had lower operating losses in the second half of 2006 as compared to the second half of 2005 due to the significant reduction in warrant amortization expense.

         Provision for income taxes. Quest incurred operating losses for the quarter ended June 30, 2006 and for the quarter ended June 30, 2005. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at June 30, 2006 was $6,779,384. It had cash of $985 as of June 30, 2006.

         Quest used $68,937 of net cash in operating activities for the six months ended June 30, 2006, compared to using $1,481,523 in the six months ended June 30, 2005. Cash used in operating activities for the six months ended June 30, 2006 was mainly due its net loss of $4,741,326, but also to an increase in other receivables of $51,163. The net loss was offset by $26,842 of depreciation, $500,800 of deferred consulting amortization, $68,016 of stock issued for interest, $493,154 of stock issued for services, $2,008,013 in deferred warrant amortization, $868,016 for warrant issuances and conversions, $650,000 as stock issued for investment, and an increase in accounts payable and accrued expenses of $108,711.

         Net cash flows used in investing activities were $0 for the six months ended June 30, 2006, compared to using $173,000 in the six months ended June 30, 2005.

         Net cash flows provided by financing activities were $53,407 for the six months ended June 30, 2006, compared to net cash flows provided by financing activities of $1,556,222 for the six months ended June 30, 2005. This decrease in net cash provided by financing activities is due to Quest's repayment of $413,276 of debt, offset by borrowings of $214,724, the issuance of shares of common stock of $116,099, and capital contributions of $135,960.

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

                  2. Amended and Restated Credit Note. As payment in full for all: (i) accrued interest due PTF under the Credit Note and (ii) any and all collection fees incurred by PTF thereunder, we issued PTF an amended and restated Credit Note (the "Amended and Restated Credit Note") in the aggregate principal amount of $100,000.00 in favor of PTF, which note is payable on the earlier of: July 10, 2006 or our closing of a new debt or equity financing or series of related financings, in excess of $1,500,000.00. In addition, upon an "event of default" (as defined), this note will be convertible into shares of our common stock at an initial conversion rate of $0.10 per share, subject to adjustment as set forth therein. The maturity date on this note was extended to February 22, 2007.

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

         During January of 2006, Quest entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. Quest failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, Quest recorded a capital contribution from its officers of $135,960. Quest is currently negotiating the terms of indemnification of the officers as a result of this foreclosure. The lender has made additional advances to Quest since the date of the foreclosure.

         On June 6, 2006, Quest entered into a settlement agreement with First Mirage, Inc., pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements with First Mirage and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations to First Mirage under these agreements, effectuated through the issuance of amended and restated instruments and common stock, as follows:

         1. Amended and Restated Unit Notes. We issued to First Mirage amended and restated convertible notes in the aggregate principal amounts of $200,000.00 and $50,000, respectively, which notes are now due on or before February 22, 2007 and April 18, 2007, respectively. The original convertible notes had maturity dates of March 31, 2006 and April 18, 2006, respectively. These amended and restated notes will initially be convertible into our common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

         2. Issuance of Quest Common Stock. We issued to First Mirage share certificates representing 400,000 shares of our common stock in consideration of First Mirage's exercise in full (on a cashless basis) of all Series A warrants held by them.

         3. Waiver of Rights under April 2005 Unit Warrant. First Mirage waived any rights arising out of or relating to a Series A Warrant purportedly issued in April 2005, any shares of common stock issuable upon exercise of such Series A Warrant, any Series B Warrant issuable upon exercise of such Series A Warrant, or any shares of common stock issuable upon exercise of such a Series B Warrant.

         4. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to our default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

         5. Termination of Registration Rights Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to our default thereunder.

         On June 29, 2006, Quest entered into a settlement agreement with Greenwood Partners, LP, pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements, that certain financial advisory agreement dated as of April 15, 2005 between us and Greenwood Partners, and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations under these agreements, effectuated through the issuance of amended and restated instruments, and common stock, as follows:

         1. Cancellation of Five Advisory Units. Five (5) units issued to Greenwood as compensation under the financial advisory agreement, or advisory units, (which included (i) convertible notes in the aggregate principal amount of $125,000, and (ii) Series A Warrants to purchase (a) up to 750,000 shares of common stock and (b) Series B Warrants to purchase up to an additional 750,000 shares of common stock) will be cancelled and of no further force and effect. Subsequent to the cancellation, Greenwood will continue to own five (5) advisory units.

         2. Amended and Restated Unit Notes. We issued to Greenwood Partners amended and restated convertible notes in the aggregate principal amounts of $100,000.00, $125,000 and $100,000, respectively, which notes are now due on or before February 22, 2007, April 15, 2007 and April 18, 2007, respectively. The original convertible notes had maturity dates of March 31, 2006, April 18, 2006 and April 18, 2006, respectively. These amended and restated notes will initially be convertible into our common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

         3. Issuance of Quest Common Stock. We issued to Greenwood Partners share certificates representing 866,667 shares of our common stock in consideration of Greenwood Partners' exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them.

         4. Termination of Financial Advisory Agreement. All of the provisions contained in the financial advisory agreement were terminated and of no further force and effect. In addition, the parties waived any and all right to any claims or damages allegedly incurred by such party under the financial advisory agreement.

         5. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to our default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

         6. Termination of Registration Rights Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to our default thereunder.

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

         In that action, Anderson filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. In July, 2006, On July 27, 2006, Quest settled the third party complaint with Anderson. As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, Anderson agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by Quest. Quest made a one-time cash payment of $75,000 and issued 3,500,000 shares of common stock, subject to a lock-up/leak out agreement, to Anderson, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. Quest also granted Anderson a sliding scale royalty on coal sales. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

         In March, 2006, National City Bank commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. In July, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

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

         BHP, Inc. commenced an action in the Circuit Court of Pike County, Kentucky against Quest's indirect, wholly-owned subsidiary, Quest Energy, Ltd., for damages resulting from an alleged failure to pay for certain equipment leases in the amount of approximately $225,000, plus pre and post judgment interest as provided by law, costs, and fees. Quest Energy believes that it has several meritorious defenses and counterclaims to this action and is defending it vigorously.

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained judgments in this action in the aggregate amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

ITEM 2 - CHANGES IN SECURITIES

         (a)

                  1. Effective February 16, 2006, Quest issued an aggregate of 2,000,000 shares to a consultant in connection with and pursuant to a consulting agreement. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

                  2. On April 24, 2006, Quest issued 200,000 shares to a consultant in connection with and pursuant to a consulting agreement. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.


                  3. On June 6, 2006, Quest entered into a settlement agreement with First Mirage, Inc., pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements with First Mirage and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations to First Mirage under these agreements, effectuated through the issuance of amended and restated instruments and common stock, as follows:

                           A. Amended and Restated Unit Notes. Quest issued to First Mirage amended and restated convertible notes in the aggregate principal amounts of $200,000.00 and $50,000, respectively, which notes are now due on or before February 22, 2007 and April 18, 2007, respectively. The original convertible notes had maturity dates of March 31, 2006 and April 18, 2006, respectively. These amended and restated notes will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

                           B. Issuance of Quest Common Stock. Quest issued to First Mirage share certificates representing 400,000 shares of its common stock in consideration of First Mirage's exercise in full (on a cashless basis) of all Series A warrants held by them.

                           C. Waiver of Rights under April 2005 Unit Warrant. First Mirage waived any rights arising out of or relating to a Series A Warrant purportedly issued in April 2005, any shares of common stock issuable upon exercise of such Series A Warrant, any Series B Warrant issuable upon exercise of such Series A Warrant, or any shares of common stock issuable upon exercise of such a Series B Warrant.

                           D. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to Quest's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

                           E.       Termination of Registration Rights
         Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to Quest's default thereunder.

                  4. On June 23, 2006, Quest issued 500,000 shares to a consultant in connection with and pursuant to a consulting agreement. Quest relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the shares.

                  5. On June 29, 2006, Quest entered into a settlement agreement with Greenwood Partners, LP, pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements, that certain financial advisory agreement dated as of April 15, 2005 between Quest and Greenwood Partners, and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations under these agreements, effectuated through the issuance of amended and restated instruments, and common stock, as follows:

                           A.       Cancellation of Five Advisory Units. Five
         (5) units issued to Greenwood as compensation under the financial advisory agreement, or advisory units, (which included (i) convertible notes in the aggregate principal amount of $125,000, and (ii) Series A Warrants to purchase (a) up to 750,000 shares of common stock and (b) Series B Warrants to purchase up to an additional 750,000 shares of common stock) were cancelled and of no further force and effect. Subsequent to the cancellation, Greenwood continued to own five (5) advisory units.

                           B. Amended and Restated Unit Notes. Quest issued to Greenwood Partners amended and restated convertible notes in the aggregate principal amounts of $100,000.00, $125,000 and $100,000, respectively, which notes are now due on or before February 22, 2007, April 15, 2007 and April 18, 2007, respectively. The original convertible notes had maturity dates of March 31, 2006, April 18, 2006 and April 18, 2006, respectively. These amended and restated notes will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

                           C. Issuance of Quest Common Stock. Quest issued to Greenwood Partners share certificates representing 866,667 shares of common stock in consideration of Greenwood Partners' exercise in full (on a cashless basis) of all Series A and Series B Warrants held by them.

                           D. Termination of Financial Advisory Agreement. All of the provisions contained in the financial advisory agreement were terminated and of no further force and effect. In addition, the parties waived any and all right to any claims or damages allegedly incurred by such party under the financial advisory agreement.

                           E. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to Quest's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

                           F.       Termination of Registration Rights
         Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to Greenwood Partners, were terminated and of no further force and effect. In addition, Greenwood Partners waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to Quest's default thereunder.

                  6. On August 1, 2006, Quest issued an aggregate of 4,500,000 shares of its common stock upon partial conversion of a secured note and judgment thereon. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

         10% Notes payable to Duke Energy Merchants                     747,894
         6% Note payable to National City Bank of Kentucky              235,907
         9 1/2% Note payable to National City Bank of Kentucky           84,565
         6% Note payable to Scott Whitson                               225,000
         7% Convertible Notes                                           375,000
         15% Note payable to Gross Foundation                           300,000

         As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky and have been granted judgments in these actions. In July, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         On or about July 27, 2006, Quest amended it articles of incorporation to amend the conversion price of its Series B Preferred Stock from $2.50 per share to $0.241422 per share.

ITEM 6 - EXHIBITS

Item
No.        Description                                              Method of Filing
-----      -----------                                              ----------------

31.1       Certification of Eugene Chiaramonte, Jr. pursuant to     Filed electronically herewith.
           Rule 13a-14(a)
32.1       Chief Executive Officer and Chief Financial Officer      Filed electronically herewith.
           Certification pursuant to 18 U.S.C. ss. 1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUEST MINERALS & MINING CORP.


August 21, 2006                       /s/ EUGENE CHIARAMONTE, JR.
                                      ------------------------------------------
                                      Eugene Chiaramonte, Jr.
                                      President
                                      (Principal Executive Officer and Principal
                                      Accounting Officer)