Form 10QSB
period 2006-09-30
Quest Minerals & Mining Corp
filed 2006-11-20
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                    ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2006, 137,965,573 shares of our common stock were outstanding.

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


                         QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets
  Cash                                                               $      1,528
  Receivables                                                                  --
                                                                     ------------
      Total current assets                                                  1,528

Leased Mineral Reserves (Note 2 & 5)                                    5,210,471
Equipment, net (Note 6)                                                   365,519
Deposits                                                                    1,000
Prepaid consulting expense                                                149,850
Other receivables, net (Note 7)                                           725,109
Deferred stock option/warrant issuance, net (Note 13)                      11,895
                                                                     ------------

        TOTAL ASSETS                                                 $  6,465,372
                                                                     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,406,124
  Loans payable (Note 9)                                                3,041,762
  Bank loans (Note 9)                                                     726,964
  Related party loans (Note 9)                                            737,131
                                                                     ------------

        TOTAL CURRENT LIABILITIES                                       6,911,981

Other Liabilities
  Unearned revenues (Note 8)                                              668,000
                                                                     ------------


        TOTAL LIABILITIES                                               7,579,981

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                          453
    SERIES B - issued and outstanding 48,284 shares                            48

  Common stock, par value $0.001, 250,000,000 shares authorized;
    issued and outstanding 113,100,813 shares                             113,103

  Equity held in escrow (Note 12)                                        (587,500)

  Paid-in capital (Note 14)                                            64,095,726
  Accumulated Deficit                                                 (64,736,439)
                                                                     ------------

Total Stockholders' Equity                                             (1,114,609)
                                                                     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  6,465,372
                                                                     ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended       For the Nine Months Ended
                                                     September 30,                     September 30,
                                                 2006             2005             2006             2005
                                             -------------    -------------    -------------    -------------
Revenue:
   Coal Revenues                             $          --    $          --    $          --    $     356,741
   Interest and Other                                   --               --               --               --
                                             -------------    -------------    -------------    -------------

          Total Revenues                                --               --               --          356,741
                                             -------------    -------------    -------------    -------------
Expenses:
   Production costs                                     --               --               --          463,215
   Selling, general and administrative             822,619          710,721        2,886,935        2,161,661
   Interest                                         71,321        1,566,506          613,476        1,757,020
   Deferred Warrants Expense                         3,965        4,176,577        2,011,978       10,217,857
   Depreciation and Amortization                    13,421           12,388           40,263           58,418

          Total Operating Expenses                 911,326        6,466,192        5,552,652       14,658,171
                                             -------------    -------------    -------------    -------------

Loss from Operations                              (911,326)      (6,466,192)      (5,552,652)     (14,301,430)

Provision for Income taxes                              --               --               --               --
                                             -------------    -------------    -------------    -------------

Net loss                                     $    (911,326)   $  (6,466,192)   $  (5,552,652)   $ (14,301,430)
                                             =============    =============    =============    =============

Basic and diluted loss per common share      $       (0.01)   $       (0.13)   $       (0.06)   $       (0.30)
                                             =============    =============    =============    =============

Weighted average common shares outstanding     101,275,011       48,506,008       86,738,416       47,544,350
                                             =============    =============    =============    =============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                      2006            2005
                                                                  ------------    ------------
Operating Activities
--------------------
   Net loss                                                       $ (5,552,652)   $(14,301,430)
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                        40,263          58,418
   Deferred Consulting amortization                                    687,150              --
   Stock issued for interest                                            77,038       1,536,079
   Stock issued for Services                                           717,880         530,925
   Deferred Warrants- Amortization                                   2,011,978      10,217,857
   Warrants issuances and conversions                                  872,415
   Stock issued for Investment                                         792,356              --
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                  (57,109)         38,559
   Increase (decrease) in accounts payable and accrued expenses        (88,740)        371,791
                                                                  ------------    ------------
   Net cash used by operating activities                              (499,421)     (1,547,801)

Investing Activities
--------------------
   Mine Development                                                         --              --
   Equipment purchased                                                      --        (150,000)
   Security deposits                                                     1,000         (23,000)
                                                                  ------------    ------------
   Net cash used by investing activities                                 1,000        (173,000)

Financing Activities
--------------------
   Sale of Common Stock                                                116,099              --
   Repayments                                                         (516,240)       (468,778)
   Capital Contributions                                               135,960              --
   Borrowings                                                          747,715       2,089,600
                                                                  ------------    ------------
   Net cash provided by financing activities                           483,534       1,620,822
                                                                  ------------    ------------
   Increase (decrease) in cash                                         (14,887)        (99,979)
   Cash at beginning of period                                          16,415         102,220
                                                                  ------------    ------------
   Cash at end of period                                          $      1,528    $      2,241
                                                                  ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
   Interest                                                       $               $         --
                                                                  ============    ============
   Commissions                                                              --              --
                                                                  ============    ============
   Income taxes                                                   $         --    $         --
                                                                  ============    ============

  Stock issued during year for:
   Services                                                       $    717,880    $    530,925
                                                                  ============    ============
   Stock compensation
                                                                  ============    ============
   Interest                                                             77,038      15,365,079
                                                                  ============    ============
   Investment                                                          792,356
                                                                  ============    ============
   Advertising                                                              --
                                                                  ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

         During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. As of the year ended December 2005, the Company is still negotiating with the bank for a resolution. Since, management has determined that the existing liabilities and debt from the Company were all related to the issues involving this claim, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct against the Company. As of the nine months ended September 30, 2006, no outcome has been determined.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information

         The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows at September 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three and nine month period ending September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the nine months ended September 30, 2006, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at September 30, 2006. The Company had no securities available-for-sale at September 30, 2006.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 2 - SIGNFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20,455,872 and $38,005,209 for the years ended December 31, 2005 and 2004 and had a working capital deficit of $7,089,448 at December 31, 2005. For the nine months ended September 30, 2006 the Company had a net loss of $5,552,652, of which $2,011,978 was due to deferred warrant amortization. The working capital deficit as of the nine months ended September 30, 2006 was $6,910,453. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

NOTE 4 - LEASEHOLD INTERESTS

         As a result of the acquisition of Gwenco, Inc., the Company has assumed a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. As of the nine months ended September 30, 2006, Gwenco owed approximately $376,654 in lease payments.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At September 30, 2006, the leased mineral reserves, valued at $5,210,471, consisted of the following:

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
                                                                  ============

NOTE 6 - EQUIPMENT

         Equipment consisted of the following:

                                                September 30,      September 30,
                                                     2006             2005
                                                 ------------     ------------
         Mining equipment                        $    805,220     $    831,820

         Office equipment                                                3,869

         Less accumulated depreciation               (439,701)        (411,117)
                                                 ------------     ------------
         Equipment - net                         $    365,519     $    424,572
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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                 September 30,    September 30,
                                                     2006             2005
                                                 ------------     ------------

         D&D Contracting, Inc.(a)                $    678,349     $    678,349

         Braxton Coal (b)                              57,109

         Less allowance                               (10,349)         (10,349)
                                                 ------------     ------------



         Other Receivables - net                 $    725,109     $    668,000
                                                 ============     ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of the nine months ended September 30, 2006, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments.

         (b) During the nine months ended September 30, 2006, the Company hired a contract-mining group to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which are to be paid back through a royalty arrangement once coal production begins. As of the nine months ended September 30, 2006, the company accrued additional maintenance expenses while waiting to go into production.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses September 30, September 30, consist of the following:

                                                     2006             2005
                                                 ------------     ------------
         Accounts payable                        $    203,302     $    169,575

         Accrued royalties payable-operating          376,654          572,278

         Accrued bank claim (a)                       650,000          650,000

         Accrued taxes                                 87,532          114,741

         Accrued interest                             193,037          277,041

         Accrued expenses (b)                         885,039          737,436
                                                 ------------     ------------
                                                    2,406,124        2,521,071

         Unearned Revenues (c)                        668,000          668,000

                                                 $  3,074,124     $  3,189,071
                                                 ============     ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

         (c) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the nine months ended September 30, 2006, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 9 - NOTES PAYABLE

         Notes payable consist of the following:

                                                           September 30,    September 30,
                                                               2006             2005
                                                           ------------     ------------
E-Z MINING CO., INC.:
   0% Notes payable (a)                                    $    202,864     $    202,864

QUEST MINERALS & MINING CORP
0% Notes payable to IAB (b)                                           0          250,000
8% Notes payable to TRADERS FUND, LLC (c)                             0                0
12% Notes payable to GROSS FOUNDATION (d)                       242,256          300,000
15% Notes payable to AF CAPITAL, LLC (e)                              0          300,000
7% Notes payable to GREENWOOD PARTNERS (f)                       50,000          100,000
7% Notes payable to TRADERS FUND LLC (f)                        350,000          350,000
7% Notes payable to FIRST MIRAGE, INC. (f)                      200,000          200,000
7% Notes payable to Investors (g)                               350,000          375,000
7% Notes payable to GREENWOOD PARTNERS (h)                      225,000          350,000
7% Notes payable to FIRST MIRAGE, INC. (h)                       47,533           50,000
10% Notes payable to TRADERS FUND LLC (i)                       100,000          239,500
8% Notes payable to CORNWAY CO., LTD. (j)                       335,000                0
5% Advances from Third Party (p)                                291,537                0
0% Notes payable (k)                                            126,000          145,500
6% Notes payable to WESTOR CAPITAL GROUP (r)                    125,000                0

QUEST ENERGY, LTD:
   18% Employee Notes (l)                                             0           35,364

GWENCO, INC.: (Bank Loans)
   12% Notes payable to Duke Energy Merchants (q)               726,964          747,894
    9% Assigned Judgment to Third-Party (m)                     294,546          235,907
12.75% Assigned Judgment to Third-Party (m)                     102,026           84,565

GWENCO, INC.: (Related-Party Loans)
   0% Notes Due Officers (n)                                          0           44,034
   6% Notes payable to Scott Whitson (o)                        737,131          200,000
                                                           ------------     ------------
                                                              4,505,857        4,210,628

   Less current portion                                       4,505,857        4,110,628
                                                           ------------     ------------

Long-Term Debt:                                            $          0     $    100,000
                                                           ============     ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

         (d) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain equipment of the Company's assets. In the event of default, the note becomes convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company agreed to issue 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principle and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. As of the nine months ended September 30, 2006, the lender continues to make periodic partial conversion requests to pay down the principal and accruing interest.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders since the existing notes were due to mature. On June 5, 2006, the Company settled with the other two third party lenders by amending and restating the remaining 7% convertible notes; also now due February 22, 2007 and having principal amounts of $100,000 and $200,000. As of the nine months ended September 30, 2006, the lenders have made periodic partial conversion requests to pay down the principal and accruing interest.

         (g) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. As of the nine months ended September 30, 2006, the company has amended and restated the unit agreements to mature on February 22, 2007 with several of the lenders, of which, one has already submitted a conversion request for common stock pursuant to the agreement to satisfy the obligation. The Company is currently in negotiations with the remaining lenders to restructure their obligations.

         (h) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company settled with the lenders by amending and restating the 7% convertible notes; now due April 18, 2007 and having principal amounts of $100,000, $125,000, and $50,000. As part of the settlement agreement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. As of the nine months ended September 30, 2006, the lenders have made periodic partial conversion requests to pay down the principal and accruing interest.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

         (l) On September 20, 2004, several Company employees borrowed funds through personal credit loans at an average rate of 15% and lent these funds to the Company. Quest Energy accepted these funds as employee contributions and has assumed the bank payments on the individual loans. On December 31, 2005, the Company officially recognized E-Z Mining Co., Inc. as a discontinued operation. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. Since management has determined that the existing liabilities and debt from the company were all related to the issues involving this claim, the assets and liabilities have been written down in consideration for the allowance already accrued by the company. As of the nine months ended September 30, 2006, the company has filed suit against the bank and all parties involving several counts of fraudulent misconduct.

         (m) These Gwenco notes are in default and are past due. The Company is currently re-negotiating the terms of the notes. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. Additionally, the lenders have liens against most of the property purchased from the original loans. On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (n) Periodically, the officers of the Company will insert operational funding from their personal finances as a short-term, 0% loans. As of the nine months ended September 30, 2006, officers of the Company had a loan balance of $0.00 with the Company.

         (o) On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the company amended the original note of $300,000 to $180,884, which included the remaining principal and interest; having an interest rate of 5.21% and due on September 24, 2009. The company also amended the $495,000 note due on December 10, 2007 to $543,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

         (p) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the company recorded a capital contribution from its officers of $135,960. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure. As of the nine months ended September 30, 2006, the lender continues to advance operational funding into the company. Since there has been no formal agreement regarding the balance owed, the company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (q) This Gwenco note is in default and is past due. Gwenco, Inc. was acquired by the Company on April 28, 2004. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, Duke was awarded a judgment of $670,964 plus legal fees of $56,000 with a 12% interest rate of accrual on the principal. As of the nine months ended September 30, 2006, the balance remains outstanding.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (r) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through September 30, 2006.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 11 - PREFERRED STOCK (Continued)

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

         On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco. As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 3,500,000 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

         On July 31, 2006, the Company issued 3,500,000 shares of common stock for the conversion of 337,991 shares of Preferred Series B issued pursuant to the purchase agreement with Gwenco, Inc.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 12 - COMMON STOCK (Continued)

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

         On April 24, 2006, the Company issued 200,000 shares of common stock to an unrelated third party as part of a consulting agreement to mine one of their coal seams. The Company expensed $22,000 due to the difference in market value at the time of issuance. . On May 8, 2006, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for various legal services. The Company expensed $110,000 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 12 - COMMON STOCK (Continued)

         On May 16, 2006, the Company issued 363,493 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The issuance reduced the debt by $30,000 principal and $6,349 in accrued interest.

         On May 24, 2006, the Company issued 400,000 shares of common stock PTF as part of an exercised cashless warrants conversion originally issued in February of 2006. The Company expensed $24,000 due to the difference in market value at the time of issuance.

         On June 8, 2006, the Company issued 200,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $7,800 due to the difference in market value at the time of issuance.

         On June 12, 2006, the Company issued 500,000 shares of common stock to an unrelated third party to satisfy a consulting agreement. The Company posted $20,000 to prepaid expenses and will amortize the expense through the four (4) month term of the agreement.

         On June 12, 2006, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for various legal services. The Company expensed $40,000 due to the difference in market value at the time of issuance.

         On June 13, 2006, the Company issued 181,818 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $10,000 due to the difference in market value at the time of issuance.

         On June 13, 2006, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for various legal services. The Company expensed $55,000 due to the difference in market value at the time of issuance.

         On June 20, 2006, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company posted $35,000 to prepaid expenses and will amortize the expense through the two-year term of the agreement. . On June 23, 2006, the Company issued 200,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $6,600 due to the difference in market value at the time of issuance.

         On June 27, 2006, the Company issued 400,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $13,600 due to the difference in market value at the time of issuance.

         On June 27, 2006, the Company issued 200,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $6,800 due to the difference in market value at the time of issuance.

         On June 29, 2006, the Company issued 216,667 shares of common stock in order to satisfy the cashless exercise of Series B warrants issued in February and April of 2005. The Company expensed $6,717 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 12 - COMMON STOCK (Continued)

         On July 13, 2006, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $23,500 due to the difference in market value at the time of issuance.

         On July 19, 2006, the Company issued 2,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $50,000 due to the difference in market value at the time of issuance.

         On July 19, 2006, the Company issued 500,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services rendered. The Company reduced accrued expenses of $7,000 and expensed $5,500 due to the difference in market value at the time of issuance.

         On July 24, 2006, the Company issued 3,000,000 shares of common stock at $.0167 per share to Greenwood Partners, LP, as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $50,000 in principal and the Company expensed $16,000 due to the difference in market value at the time of issuance.

         On July 26, 2006, the Company issued 414,010 shares of common stock at $.018 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The issuance reduced the debt by $5,997 principal and $1,481 in accrued interest. The Company expensed $4,944 due to the difference in market value at the time of issuance.

         On July 31, 2006, the Company issued 3,500,000 shares of common stock for the conversion of 337,991 shares of Preferred Series B issued pursuant to the purchase agreement with the former stockholder of Gwenco, Inc.

         On August 1, 2006, the Company issued 4,500,000 shares of common stock to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $4,500 and $99,450 was expensed for the difference in market value at the time of issuance.

         On August 2, 2006, the Company issued 400,000 shares of common stock under its 2006 Stock Incentive Plan to a third party consultant for services rendered. The Company expensed $9,200 due to the difference in market value at the time of issuance.

         On August 2, 2006, the Company issued 400,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $9,200 due to the difference in market value at the time of issuance.

         On August 2, 2006, the Company issued 361,991 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $8,326 due to the difference in market value at the time of issuance.

         On August 2, 2006, the Company issued 2,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $46,000 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 12 - COMMON STOCK (Continued)

         On August 4, 2006, the Company issued 400,000 shares of common stock at $.0174 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $2,467 principal and $4,516 in accrued interest. The Company expensed $4,217 due to the difference in market value at the time of issuance.

         On August 29, 2006, the Company issued 2,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $46,000 due to the difference in market value at the time of issuance.

         On September 1, 2006, the Company issued 938,888 shares of common stock at $.016 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The issuance reduced the debt by $15,000 principal and $182 in accrued interest. The Company expensed $10,167 due to the difference in market value at the time of issuance.

         On September 12, 2006, the Company issued 800,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $20,000 due to the difference in market value at the time of issuance

         On September 18, 2006, the Company issued 133,334 shares of common stock to satisfy a warrant conversion pursuant to two unit purchase agreement, each of which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants.

         On September 20, 2006, the Company issued 66,667 shares of common stock to satisfy a warrant conversion pursuant to a unit purchase agreement, which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants.

         On September 26, 2006, the Company issued 1,967,779 shares of common stock to satisfy a convertible note of $25,000 plus accrued interest pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The Company expensed an additional $7,578 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 13 - STOCK OPTION / WARRANTS

         Stock Option / Warrant Issuances consist of the following:

                                                                                                          September 30,
                                                                                                              2006
                                                                                            Exercise      ------------
                                                                            Warrants          Price         Valuation
                                                                          ------------     ------------   ------------
October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a)              250,000     $       0.75   $    377,750

December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b)            600,000             1.50        544,800

February 22, 2005 issuance of 1,800,000 series A warrants;
expiration 2010 (c)                                                          1,800,000             0.50      2,801,831

February 22, 2005 issuance of 2,100,000 series A warrants;
expiration 2010 (c)                                                          2,100,000             0.50      3,289,106

February 22, 2005 issuance of 1,800,000 series B warrants;
expiration 2010 (c)                                                          1,800,000             1.00      2,155,225

February 22, 2005 issuance of 2,100,000 series B warrants;
expiration 2010 (c)                                                          2,100,000             0.50      2,530,047

March 4, 2005 issuance of 2,250,000 series A warrants; expiration
2010 (d)                                                                     2,250,000             0.50      2,284,426

March 4, 2005 issuance of 2,250,000 series B warrants; expiration
2010 (d)                                                                     2,250,000             1.00      1,558,737

April 15, 2005 issuance of 3,000,000 series A warrants; expiration
2010 (e)                                                                     3,000,000             0.50        727,885

April 15, 2005 issuance of 3,000,000 series B  warrants; expiration
2010 (e)                                                                     3,000,000             1.00        288,408

April 18, 2005 issuance of 2,400,000 series A warrants; expiration
2010 (f)                                                                     2,250,000             0.50        624,289

April 18, 2005 issuance of 2,400,000 series B warrants; expiration
2010 (f)                                                                     2,400,000             1.00        253,190

February 14, 2006 issuance of 10,260,028 warrants; expiration 2007
(g)                                                                         10,260,028             0.05        512,170

February 14, 2006 issuance of 5,000,000 warrants; expiration 2009
(h)                                                                          5,000,000             0.10        123,054
April 5, 2006 issuance of 949,667 warrants; expiration 2009 (i)                949,667              .21         15,860

April 5, 2006 issuance of 237,416 warrants; expiration 2009 (i)                237,416              .21          3,965

May 18, 2006 issuance of 2,000,000 warrants; expiration 2011 (j)             2,000,000              .05         36,000

May 18, 2006 issuance of 2,000,000 warrants; expiration 2011 (j)             2,000,000              .05         36,000

Costs associated issued equity                                                                                 166,500
                                                                          ------------                    ------------
                                                          Sub-Total:        44,397,111                      18,329,243

Less Amortization                                                                                          (18,317,348)

                                                             TOTALS:        44,397,111                    $     11,895
                                                                          ============                    ============

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)


                                                                          Avg.
                                                        Warrants      Ex. Price ($)     Valuation
                                                      ------------    ------------    ------------
Total Warrants outstanding as of December 31, 2005      34,210,028    $        .76      19,138,273
--------------------------------------------------------------------------------------------------

Warrants Issued                                         20,447,111             .05         727,049


Warrants Expired / Cancelled                           (10,260,028)          (0.10)     (1,536,079)


Warrants Exercised                                     (22,550,000)          (0.10)    (13,582,196)
--------------------------------------------------------------------------------------------------

Total Warrants outstanding as of December 31, 2005      21,847,111    $       0.62       4,747,047
                                                      ============================================


         (a) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. In consideration of this loan, the Company issued a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principal and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the Company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $0.75. The warrants were adjusted to a valuation of $377,750 on the Black Sholes method and were completely amortized.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

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

         (d) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The warrants were valued at $3,843,163 based on the Black Sholes method and will be amortized over a twelve (12) month period until the convertible notes mature. As of the nine months ended September 30, 2006, 450,000 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

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

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. The warrants were valued at $1,536,079 based on the Black Sholes method and were expensed as interest since the underlying convertible note has already matured. On February 14, 2006, as part of a settlement agreement with the lender, the Company amended and restated this warrant issuance to reflect a $0.05 per share exercise price. The restated issuance was valued at $512,170 and expensed to investments. See Note 17. On May 24, 2006 the holder exercised 1,600,000 warrants on a cashless basis pursuant to which they received 400,000 shares common stock based on the terms of the issuance. The company expensed $24,000 due the difference in market value at the time of issuance. As of the nine months ended September 30, 2006, the holder continues to exercise periodic partial conversions, to which 3,200,000 warrants have now been retired.

         (h) On February 14, 2006, the Company issued 5,000,000 warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009 and were valued at $123,054 based on the Black Sholes method and were expensed to as investment costs since there was no underlying convertible note. See Note 16.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (i) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 1,187,083 warrants were issued and valued at $19,825 according to the Black Sholes method and will be amortized over fifteen (15) month in accordance with the underlying promissory notes.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

         On September 27, 2006, the board of directors of the Company adopted its 2006 Stock Incentive Plan No. 2, which allows for the issuance of up to 30,000,000 shares of the Company's Common Stock to officers, employees, directors, consultants, and advisors. The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

NOTE 15 - RELATED PARTY TRANSACTIONS

         On April 28, 2004, in connection with the acquisition of Gwenco, Inc., the Company guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt will be satisfied by 4 annual payments of approximately $75,000 plus interest. As of the period ended December 31, 2005, the Company is in default and is currently renegotiating the terms of these notes with the creditor. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest; having an interest rate of 5.21% and due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $543,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

         On June 6, 2006, the Company entered into a two-year agreement to acquire administrative services from a third party consulting company owned by the son of its now acting president (assumed after original president resigned). The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500. The initial shares were valued at $35,000 and will be amortized over the term of the agreement.

         On May 31, 2006, the Company entered into a one (1) year consulting agreement with the former CEO and President for the purposes of procuring other mining opportunities on a non-exclusive basis and to advise the Company with respect to mining operations and matters related thereto. Compensation shall be paid at $10,000 per month with a royalty payment of 1% of gross sales on all mine products, including but not limited to coal, oil and gas, that originate from mines and/or wells introduced to the Company pursuant to the consultants performance efforts for a period of six (6) years after the termination of the said agreement. Additionally, the consultant had been previously issued certain options pursuant to his Employment Contract with the Company. The first option on 2,000,000 shares was deemed to have vested on May 18, 2006; and a second option incentive of 1,000,000 shares will be vested six months from the signing of the consulting agreement.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Inc., and Quest Energy, Ltd. seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. The Company intends to defend this action while continuing negotiations with National City Bank. On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, to a third party investor. The third party investor has verbally agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.

         On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco. As part of the settlement, Gwenco received mining permit renewal and transfer documentation, which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 3,500,000 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         On or about November 2, 2005, Professional Traders Fund commenced an action in the United States District Court for the Southern District of New York against the Company and Gwenco for breach of a credit agreement and guaranty. Professional Traders Fund sought approximately $264,000 in principal as well as interest, fees, and costs. In addition, on or about November 3, 2005, Professional Traders Fund and ANC Group, Inc., as collateral agent for Professional Traders Fund, commenced an action in Pike County Court, Kentucky against the Company, Gwenco, Quest Energy, National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining. In this action, Professional Traders Fund again sued for breach of the credit agreement and seeking approximately $264,000 in principal as well as interest, fees, and costs. Further, ANC Group sought, as collateral agent for the benefit of Professional Traders Fund, to be adjudged a lien on certain real and personal property of Gwenco pursuant to an amended and restated security agreement, that said real and personal property be sold to satisfy the aforesaid lien and that the liens of ANC Group, as collateral agent for the benefit of Professional Traders Fund, attach to the proceeds of the sale, and that the claims of National City Bank of Kentucky, Duke Energy Merchants, and Mountain Edge Mining be required to set up their claims or be forever barred.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained a default judgment in this action in the approximate amount of $600,000, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Trial on this matter has been set for December, 2006. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

NOTE 17 - SUBSEQUENT EVENTS

         As set forth in Note 9(g), the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
         (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. Since September 30, 2006, the Company has amended and restated the unit agreements to mature on February 22, 2007 with most of the remaining lenders, of which, several have submitted conversions request for common stock pursuant to the agreement to satisfy the obligation. The Company is currently in negotiations with the remaining few lenders to restructure their obligations.

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

         Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In the fourth quarter of 2005, Quest completed the required rehabilitation of the Pond Creek mine. In March, 2006, Quest reopened its Pond Creek mine and has placed mining equipment back into the mine. Quest had believed that it had received the required insurance, permits, and approval to recommence mining operations; however, Quest was subsequently advised that it required additional insurance, permits, and approvals permits to recommence the mining operations. Quest is currently seeking to obtain these necessary insurance, permits, and approvals and intends to recommence mining operations upon receipt of the necessary insurance, permits, and approvals. As part of a settlement with Albert Anderson, the former owner of Gwenco, Quest received mining permit renewal and transfer documentation which it is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Quest has submitted its application applied with the Kentucky Department of Natural Resources to renew the mining permit of its wholly-owned subsidiary, Gwenco, Inc. Gwenco is required to obtain this permit in order to recommence mining operations at its Pond Creek Mine at Slater's Branch, Kentucky. In addition, Quest has started rehabilitation of the Pond Creek Mine so that it is ready to be mined in the event that it receives the required regulatory approval. This rehabilitation includes pumping the mine free of water and other steps necessary for the mine to be ready for operation.

         Quest had retained Braxton Mining as its contract miner to resume mining operations at Pond Creek. As a result of the settlement with Albert Anderson and the submission of the new permit application, Quest is currently renegotiating the terms of its arrangement with Braxton and is also seeking alternative proposals from other regional contract miners in order to retain its contract miner at competitive market rates.

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

         On or about August 24, 2006, Quest, Albert Anderson, and William S. Whitson, a former stockholder of Gwenco, Inc., agreed to restructure certain of Mr. Anderson's debt obligations to Mr. Whitson that are guaranteed by Gwenco and Quest. In connection therewith, Quest and Gwenco guaranteed two amended and restated promissory notes issued by Mr. Anderson to Mr. Whitson: a 5.26% note in the principal amount of $535,473.90 due as a balloon payment on December 10, 2007, and a 5.12% note in the principal amount of $180,883.63, with monthly payments of $5,461.60 due September 24, 2009. Quest's guarantee of the notes is secured by a pledge of 50% of the capital stock of Gwenco.

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

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Trial on this matter has been set for December, 2006. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. If the Plaintiffs are successful in this action, Gwenco could lose substantially all of its assets in a foreclosure sale.

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

                         QUEST MINERALS AND MINING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                              ------------------------------------------------------------
                                                  2006            2005            2006            2005
                                              ------------------------------------------------------------
Net sales                                              0.0%            0.0%            0.0%          100.0%
Production costs                                       n/a             n/a             n/a           129.8

Selling, general and administrative                    n/a             n/a             n/a           606.0
Stock compensation                                     n/a             n/a             n/a              --
Warrant amortization                                   n/a             n/a             n/a         2,864.2
Depreciation and amortization                          n/a             n/a             n/a            16.4
Interest                                               n/a                                           492.5
                                              ------------------------------------------------------------
                                                       n/a             n/a             n/a
Operating income (loss)                                0.0%            0.0%            0.0%       (4,008.9)%
                                              ------------------------------------------------------------

Comparison of the three months ended September 30, 2006 and 2005

         Net sales. Net sales for Quest were $0 for the quarter ended September 30, 2006, from $0 for the quarter ended September 30, 2005. Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs were $0 for the quarter ended September 30, 2006, from $0 for the quarter ended September 30, 2005. Quest had no production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $822,619 or 15.7%, for the quarter ended September 30, 2006, from $710,221 for the quarter ended September 30, 2005. The increase in selling, general, and administrative expenses results primarily from increases in consulting services and other administrative expenditures incurred with Quest's efforts to refurbish its mines and recommence mining operations.

         Depreciation and amortization. Depreciation expense increased to $13,421, or 8.3%, for the quarter ended September 30, 2006, from $12,388 for the quarter ended September 30, 2005. Quest's depreciation expense increased as equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $3,965 for the quarter ended September 30, 2006, compared to $4,176,577 in the quarter ended September 30, 2005. These warrant amortization expenses resulted from the issuance of warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense decreased to $71,321, or 95.5%, for the quarter ended September 30, 2006, from $1,566,506 for the quarter ended September 30, 2005. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004. Quest incurred substantial interest expense in the third quarter of 2005 as a result of an issuance of a note and related warrant to purchase up to 10,260,028 shares.

         Operating loss. Quest incurred an operating loss of $911,326 for the quarter ended September 30, 2006, compared to an operating loss of $6,466,192 for the quarter ended September 30, 2005. It had lower operating losses in the third quarter of 2006 as compared to the third quarter of 2005 due to a significant reduction in warrant amortization expense and interest expense.

         Provision for income taxes. Quest incurred operating losses for the quarter ended September 30, 2006 and for the quarter ended September 30, 2005. Accordingly, it has made no provision for income taxes.

Comparison of the nine months ended September 30, 2006 and 2005

         Net sales. Net sales for Quest decreased to $0, or a decrease of 100.0%, for the nine months ended September 30, 2006, from $356,741 for the nine months ended September 30, 2005. Quest's sales decreased because Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs decreased to $0, or a decrease of 100.0% for the nine months ended September 30, 2006, from $463,215 for the nine months ended September 30, 2005. Quest had lower production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $2,886,935, or 33.5%, for the nine months ended September 30, 2006, from $2,161,661 for the nine months ended September 30, 2005. The increase in selling, general, and administrative expenses results primarily from non-cash expenses recorded from stock issuances during the period for consulting services and other administrative expenditures incurred with Quest's efforts to refurbish its mines and recommence mining operations..

         Depreciation and amortization. Depreciation expense decreased to $40,263, or 31.1%, for the nine months ended September 30, 2006, from $58,418 for the nine months ended September 30, 2005. Quest's depreciation expense decreased primarily because certain equipment was taken out of service in 2005 resulting from the closing of E-Z Mining and the rescission of the D&D Contracting acquisition.

         Deferred Warrant Expense. Quest incurred a warrant amortization expense of $2,011,978 for the nine months ended September 30, 2006, compared to $10,217,857 in the nine months ended September 30, 2005. These warrant amortization expenses resulted from the issuance of warrants to purchase common stock pursuant to various financings since October 2004.

         Interest expense. Interest expense decreased to $613,476, or 65.1%, for the nine months ended September 30, 2006, from $1,757,020 for the nine months ended September 30, 2005. Quest's interest expense results from various debt obligations which it has incurred since the first quarter of 2004, including obligations that Quest assumed in connection with the acquisition of Gwenco, various notes issued in various financings since October 2004, and a substantial expense associated with the issuance of a warrant for 10,260,028 shares of common stock in connection with a loan in May 2005.

         Operating loss. Quest incurred an operating loss of $5,552,652 for the nine months ended September 30, 2006, compared to an operating loss of $14,301,430 for the nine months ended September 30, 2005. It had lower operating losses in the first three quarters of 2006 as compared to the first three quarters of 2005 due to the significant reduction in warrant amortization and interest expense.

         Provision for income taxes. Quest incurred operating losses for the quarter ended September 30, 2006 and for the quarter ended September 30, 2005. Accordingly, it has made no provision for income taxes.

Liquidity and Capital Resources

         Before the reorganization of Quest and Quest Minerals (Nevada), Quest has financed its operations and capital requirements through cash flows generated from debt financing. Thereafter, Quest has financed its operation by the sale of its equity securities and debt financing. Its working capital deficit at September 30, 2006 was $6,910,453. It had cash of $1,528 as of September 30, 2006.

         Quest used $499,421 of net cash in operating activities for the nine months ended September 30, 2006, compared to using $1,547,801 in the nine months ended September 30, 2005. Cash used in operating activities for the nine months ended September 30, 2006 was mainly due its net loss of $5,552,652, but also to an increase in other receivables of $57,109 and a decrease in accounts payable and accrued expenses of $88,740. The net loss was offset by $40,263 of depreciation, $687,150 of deferred consulting amortization, $77,038 of stock issued for interest, $717,880 of stock issued for services, $2,011,978 in deferred warrant amortization, $872,415 for warrant issuances and conversions, and $792,356 as stock issued for investment.

         Net cash flows used in investing activities were $1,000 for the nine months ended September 30, 2006, representing a security deposit, compared to using $173,000 in the nine months ended September 30, 2005.

         Net cash flows provided by financing activities were $483,534 for the nine months ended September 30, 2006, compared to net cash flows provided by financing activities of $1,620,822 for the nine months ended September 30, 2005. This decrease in net cash provided by financing activities is due to Quest's repayment of $516,240 of debt, offset by borrowings of $747,715, the issuance of shares of common stock of $116,099, and capital contributions of $135,960.

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

         The lender continues to advance operational funding to Quest. Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

         In July, 2006, Quest entered into a settlement agreement with Gross Foundation, pursuant to which it settled and resolved all outstanding disputes under a December 2004 loan and promissory note. The parties agreed to a complete restructuring of the obligations to each investor under these agreements, effectuated through the issuance of amended and restated instruments, as follows:

         1. Amended and Restated Unit Note. Quest issued to Gross Foundation an amended and restated 12% convertible note in the aggregate principal amount of $258,091 (representing all currently outstanding principal and interest), which note is now due on or before April 18, 2007. The original convertible notes had maturity dates of March 31, 2006. This amended and restated note will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

         2. Termination of Unit Purchase Agreements. All of the provisions contained in the original note were terminated and of no further force and effect. In addition, Gross Foundation waived any and all right to any claims or damages previously incurred under the original note due to Quest's default thereunder.

         On or about August 24, 2006, Quest, Albert Anderson, and William S. Whitson, a former stockholder of Gwenco, Inc., agreed to restructure certain of Mr. Anderson's debt obligations to Mr. Whitson that are guaranteed by Gwenco and Quest. In connection therewith, Quest and Gwenco guaranteed two amended and restated promissory notes issued by Mr. Anderson to Mr. Whitson: a 5.26% note in the principal amount of $535,473.90 due as a balloon payment on December 10, 2007, and a 5.12% note in the principal amount of $180,883.63, with monthly payments of $5,461.60 due September 24, 2009. Quest's guarantee of the notes is secured by a pledge of 50% of the capital stock of Gwenco.

         In September and October, 2006, Quest entered into settlement agreements with various investors from a March 22, 2005 private placement, pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements with the investors and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations to each investor under these agreements, effectuated through the issuance of amended and restated instruments and common stock, as follows:

         1. Amended and Restated Unit Notes. Quest issued to each investor an amended and restated convertible notes in the aggregate principal amount of $325,000, which notes are now due on or before March 4, 2007. The original convertible notes had maturity dates of March 31, 2006. These amended and restated notes will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

         2. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to each investor, were terminated and of no further force and effect. In addition, each investor waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to Quest's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

         3. Termination of Registration Rights Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to each investor, were terminated and of no further force and effect. In addition, each investor waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to Quest's default thereunder.

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

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Trial on this matter has been set for December, 2006. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

ITEM 2 - CHANGES IN SECURITIES

         (a)

                  1. On July 26, 2006, Quest entered into a settlement agreement with Gross Foundation, pursuant to which it settled and resolved all outstanding disputes under a December 2004 loan and promissory note. The parties agreed to a complete restructuring of the obligations to each investor under these agreements, effectuated through the issuance of amended and restated instruments, as follows:

                           A. Amended and Restated Unit Note. Quest issued to Gross Foundation an amended and restated 12% convertible note in the aggregate principal amount of $258,091 (representing all currently outstanding principal and interest), which note is now due on or before April 18, 2007. The original convertible notes had maturity dates of March 31, 2006. This amended and restated note will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

                           B. Termination of Unit Purchase Agreements. All of the provisions contained in the original note were terminated and of no further force and effect. In addition, Gross Foundation waived any and all right to any claims or damages previously incurred under the original note due to Quest's default thereunder.

                  2. On July 27, 2006, Quest issued 3,500,000 shares of common stock, subject to a lock-up/leak out agreement, to Albert Anderson, the former owner of Gwenco, upon conversion of his Series B Preferred Stock as part of a global settlement with Mr. Anderson. The terms of the Series B Preferred Stock were amended under the settlement agreement. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

                  3. On August 1, 2006, Quest issued an aggregate of 4,500,000 shares of its common stock upon partial conversion of a secured note and judgment thereon. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

                  _.       In September and October, 2006, Quest entered into
settlement agreements with various investors from a March 22, 2005 private placement, pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements with the investors and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations to each investor under these agreements, effectuated through the issuance of amended and restated instruments, as follows:

                           A. Amended and Restated Unit Notes. Quest issued to each investor an amended and restated convertible notes in the aggregate principal amount of $325,000, which notes are now due on or before March 4, 2007. The original convertible notes had maturity dates of March 31, 2006. These amended and restated notes will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes.

                           B. Termination of Unit Purchase Agreements. All of the provisions contained in the unit purchase agreements, solely as to each investor, were terminated and of no further force and effect. In addition, each investor waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to Quest's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements.

                           C.       Termination of Registration Rights
         Agreement. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to each investor, were terminated and of no further force and effect. In addition, each investor waived any and all right to any liquidated damages previously incurred under the registration rights agreement due to Quest's default thereunder.

                  3. On October 5, 2006, Quest issued an aggregate of 4,000,000 shares of its common stock upon partial conversion of a secured note and judgment thereon. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

         10% Notes payable to Duke Energy Merchants                      726,964
         6% Note payable to National City Bank of Kentucky               294,546
         9 1/2% Note payable to National City Bank of Kentucky           102,026
         7% Convertible Notes                                             50,000


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

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         On or about August 24, 2006, Quest, Albert Anderson, and William S. Whitson, a former stockholder of Gwenco, Inc., agreed to restructure certain of Mr. Anderson's debt obligations to Mr. Whitson that are guaranteed by Gwenco and Quest. In connection therewith, Quest and Gwenco guaranteed two amended and restated promissory notes issued by Mr. Anderson to Mr. Whitson: a 5.26% note in the principal amount of $535,473.90 due as a balloon payment on December 10, 2007, and a 5.12% note in the principal amount of $180,883.63, with monthly payments of $5,461.60 due September 24, 2009. Quest's guarantee of the notes is secured by a pledge of 50% of the capital stock of Gwenco.

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


                                       QUEST MINERALS & MINING CORP.


November 20, 2006                      /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)