Form 10KSB
period 2006-12-31
Quest Minerals & Mining Corp
filed 2007-04-17
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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


                               18B East 5th Street
                               Paterson, NJ 07524
          (Address of principal executive offices, including zip code)


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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year will be disclosed by amendment.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,351,918 as of April 16, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 6,845,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 16, 2007, 450,603,167 shares of Quest's common stock were issued and outstanding.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format: No.

                                     PART I

         Quest Minerals & Mining Corp., including all its subsidiaries, are collectively referred to herein as "Quest Minerals," "Quest," "the Company," "us," or "we."

Item 1.   DESCRIPTION OF BUSINESS

General

         Quest Minerals & Mining Corp. acquires and operates energy and mineral related properties in the southeastern part of the United States. Quest focuses its efforts on properties that produce quality compliance blend coal.

         Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy, and of Gwenco, Inc., a Kentucky corporation, or Gwenco. Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, and of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine.

         Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams. In 2004, Gwenco had reopened Gwenco's two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam. This seam of high quality compliance coal is located at Slater's Branch, South Williamson, Kentucky.

Fiscal 2006 and First Quarter 2007 Developments

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.

         Rehabilitation of Pond Creek Mine. In January 2007, we received a permit from the Kentucky Department of Natural Resources to conduct coal mining at our Pond Creed Mine at Slater's Branch, Kentucky. The mining permit is held by our wholly-owned subsidiary, Gwneco, Inc., and allows Gwenco to recommence mining operations at the Pond Creek Mine. In February 2007, our engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with our permit to conduct coal mining at Pond Creek. We retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek Mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. Quest intends to complete rehabilitation of Pond Creek Mine by the end of April 2007. After rehabilitation, General Mining will be able to put its equipment in place and commence mining operations.

         Sale and Forbearance of National City Bank Judgment. In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, and security interests to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice, in exchange for which Gwenco agreed to grant the investor a royalty on gross profits of Gwenco.

         Letter of Intent with Parsons Branch. On July 21, 2006, Quest signed a non-binding letter of intent with Parsons Branch Development to acquire a permit to mine the Elkhorn #2 seam on Parsons Branch located in Mud Creek, Kentucky. Parsons Branch Development has approximately 450,000 tons of clean coal under lease at this location. Upon completion of the transfer of the permit to Quest, it will retain all revenues from coal sales after payment of a royalty to Parsons Branch of $1.50 per clean ton mined and expenses of mine operations, which are expected to be carried out by a contract miner. The transaction is subject to due diligence, negotiation of definitive agreements, regulatory approval of the transaction, and satisfaction of other customary conditions to closing.

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

         At of the date of this report, Quest has not quantified the scope of the apparent embezzlement or the impact that the apparent embezzlement will have on its financial statements. Quest has retained a forensic accountant to quantify the scope of the alleged fraud; however, the forensic accountant has not completed its analysis at this time.

         In May, 2006, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's former President and Chief Executive Officer, William R. Wheeler on charges of bank fraud. In connection with the indictments, Mr. Runyon and Ms. Holbrook each pled guilty. In December 2006, a federal jury convicted Mr. Stollings and Mr. Wheeler of bank fraud. Mr. Wheeler has appealed the conviction. Quest denies any wrongdoing in connection with these matters.

         The Federal Insurance Company, the insurer for Community Trust Bank, has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy, including Mr. Runyon, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. The Federal Insurance Company has commenced an action against Quest Energy and others in Pike County Court, Kentucky with respect to these allegations. Quest Energy believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

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

End Use                       Tons (millions)   Percentage of Total
--------------------------    ---------------   -------------------

Electricity generation        982               86%
Industrial users              66                6%
Exports                       64                6%
Steel making                  27                2%
Residential & commercial      5                 -%
                              ---------------   -------------------

Total                         1,144             100%
                              ---------------   -------------------

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


        Electricity Generation Type     Cost per million Kilowatt Hours
        ----------------------------    -------------------------------

        Oil                             $4.754
        Natural Gas                     $4.422
        Coal                            $1.819
        Nuclear                         $1.785
        Other (solar, wind, etc.)       $0.979
        Hydroelectric                   $0.527

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

         There are factors other than fuels cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of U.S. electricity generation by fuel source in 2002, as estimated by the Energy Information Administration, is as follows:

        Electricity Generation Source   Percent of Total Electricity Generation
        -----------------------------   ---------------------------------------

        Coal                            51%
        Nuclear                         21%
        Natural Gas                     17%
        Hydro                           6%
        Oil                             3%
        Other                           2%
                                        ---------------------------------------

        Total                           100%
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

Coal Reserves

         Quest estimates that, as of December 31, 2006, it has total recoverable reserves of approximately two to three million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

         As with most coal-producing companies in Central Appalachia, all of Quest's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. The royalties for coal reserves from Quest's producing properties was approximately $55,000 for the year ended December 31, 2006 and $55,000 for the year ended December 31, 2005.

Employees

         Quest currently employs one person, our President, Eugene Chiaramonte, Jr. All other personnel who provide services for Quest, whether in administration or in mining operations, either work on an independent contractor basis or work for General Mining under a contract mining arrangement. None of Quest's employees are represented by a labor union, and Quest has not entered into a collective bargaining agreement with any union. Quest has not experienced any work stoppages and believes that it has good relations with its employees.

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

         Our wholly owned subsidiary, Gwenco, Inc., has filed for bankruptcy protection. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy. If we are unable to raise debtor in possession financing and/or if we are unable to negotiate an acceptable plan of reorganization with Gwenco's creditors, we may be forced to file for protection under Chapter 7 of the U.S Bankruptcy Code and liquidate all or Gwenco's assets, in which case, Quest would cease to have an operating business.

         We currently are not mining coal, and we may not be able to recommence mining operations. Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In January 2007, we received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed Mine at Slater's Branch Kentucky. The mining permit is held by our wholly-owned subsidiary, Gwneco, Inc., and allows Gwenco to recommence mining operations at the Pond Creek Mine. In February 2007, our engineering firm, Alchemy Engineering of Preestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with our permit to conduct coal mining at Pond Creek. We retained General Mining LLC of Wallins, Kentucky to rehabilitate the Pond Creek Mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. Quest intends to complete rehabilitation of Pond Creek Mine by the end of April 2007. After rehabilitation, General Mining will be able to put its equipment in place and commence mining operations. However, it is possible that Quest does not obtain sufficient working capital to recommence mining operations. It is possible that Quest may never recommence coal mining operations.

         Pending and threatened litigation could result in Quest losing its primary operating assets. Currently, Quest is a party to various pending lawsuits and judgments, including judgments in favor of National City Bank and Duke Energy Merchants and third-party complaint by the former owner of Gwenco, Inc., Albert Anderson. National City Bank has commenced an action commenced an action against Quest, Gwenco, and Quest Energy, seeking to foreclose on our assets, including our leasehold interests in the mines. On July 19, 2006, National City Bank sold its right, title and interest in and to the various judgments, judgment liens, and security interests to a third party investor. While the third party investor has agreed to forbear on further collections, enforcement, and foreclosure with respect to this indebtedness, such investor may withdraw such forbearance if we do not comply with our covenants with the investor. It is possible that, in connection with the foreclosure action, the leasehold interests or other assets of Quest could be sold to such third party creditor, Duke Energy Merchants, another creditor, or a third party. In the event that the leasehold interests or the other assets are put up for sale, Quest intends to bid on them, but it is possible that it may not be able to purchase the leasehold interests or the other assets, either because it does not have the assets with which to make a competitive bid or because it is simply outbid by one of its creditors or a third party. In the event that either the bank or a third party purchases the leasehold interests or the other assets, Quest would no longer have any operating business.

         Quest's former President and Chief Executive Officer has been convicted by a federal jury, which may negatively effect the public's perception of Quest and its operations.

         In May, 2006, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest's former President and Chief Executive Officer, William R. Wheeler on charges of bank fraud. Mr. Wheeler resigned as an officer or director of Quest on May 31, 2006. In connection with the indictments, Mr. Runyon and Ms. Holbrook each pled guilty. In December 2006, a federal jury convicted Mr. Stollings and Mr. Wheeler of bank fraud. Mr. Wheeler has appealed the conviction. Quest denies any wrongdoing in connection with these matters. Although Quest does not believe that this conviction will affect the business plans of Quest, it is possible that Mr. Wheeler, Quest, or one or more of Quest's subsidiaries may be the subject of civil or administrative actions based on the allegations set forth in the indictment. As a result, Quest may incur civil or administrative liability based on these allegations. Further, it is possible that the public perception of Quest may be negatively affected by these allegations, which in turn may cause a drop in the market price of Quest's common stock.

         Quest will need to continue to finance its operations through additional bank borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern. Quest had a working capital deficit as of December 31, 2006. As of the date of this annual report, Quest does not believe that it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2007 through cash flows generated from operations, as Quest is not currently generating any cash flows. Quest will need to continue to finance its operations through additional borrowings or other capital financings. Quest's collateral may not be sufficient to borrow additional amounts at such time. Quest may also seek equity financing in the form of a private placement or a public offering. Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all. If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

         Quest has substantial indebtedness outstanding, and its operations are significantly leveraged. In order to finance its operations, Quest has incurred substantial indebtedness. Quest is not in compliance with its debt covenants under its loan agreements, and it has defaulted on substantially all of its loan obligations, which has resulted in lawsuits, judgments, and foreclosure proceedings against Quest and its assets. Quest has no cash flows from operations, and without additional financing or cash flows from operations, it cannot service its debt obligations. Quest's subsidiary, Gwenco, Inc., has already filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Quest is currently negotiating with its creditors to reorganize and restructure its debt obligations, both within the Chapter 11 reorganization at the Gwenco level and outside the Chapter reorganization at other corporate levels, but if it is unable to do so, there is a significant chance that Quest or its other subsidiaries may be forced to seek protection under the U.S. Bankruptcy code, or that its creditors could foreclose on its remaining assets, in which case it would cease to continue as a going concern.

         Quest may be unable to continue as a going concern, in which case its securities will have little or no value. Quest's independent auditor has noted in its report concerning Quest's financial statements as of December 31, 2006 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. As shown in the consolidated financial statements included in this report, Quest has incurred recurring losses from operations in 2006 and 2005, and has an accumulated deficit and a working capital deficit as of December 31, 2006. These conditions raise substantial doubt as to Quest's ability to continue as a going concern. It is possible that Quest will not achieve operating profits in the future.

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

         Union represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2006, none of Quest's workforce was represented by a union. However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor. Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Quest's current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs. Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

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

         Our sole officer and director owns a majority of Quest's outstanding voting rights, and as long as he does, he will control the outcome of stockholder voting. Quest's sole officer and director is the owner of all of the outstanding shares of Quest's Series C Preferred Stock, pursuant to which he holds approximately 66.7% of the outstanding voting rights for Quest's capital stock. As long as Quest's sole officer and director owns the Series C Preferred Stock, Quest's other stockholders will be unable to affect or change the management or the direction of Quest without the support of its sole officer and director. As a result, some investors may be unwilling to purchase Quest's common stock. If the demand for Quest's common stock is reduced because Quest's officer and director has significant influence over Quest, the price of Quest's common stock could be materially depressed. The officer and director will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to Quest's articles of incorporation, and approval of significant corporate transactions.

         Quest's articles of incorporation authorizes Quest's board of directors to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of Quest's common stock.

Quest's board of directors has the authority to issue up to an additional 21,140,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by Quest's stockholders. To date, Quest has issued 2,000,000 shares of Series A preferred stock, 1,600,000 shares of Series B preferred stock and 260,000 shares of series C preferred stock. Any preferred stock issued by Quest's board of directors may, and in certain cases, do contain rights and preferences adverse to the voting power and other rights of the holders of common stock.

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

Item 3.  LEGAL PROCEEDINGS

Litigation

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.

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

         In that action, Anderson had filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. On July 27, 2006, Quest settled the third party complaint with Anderson. As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, Anderson agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by Quest. Quest made a one-time cash payment of $75,000 and issued 3,500,000 shares of common stock, subject to a lock-up/leak out agreement, to Anderson, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. Quest also granted Anderson a sliding scale royalty on coal sales. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

         In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale. In July, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness, in exchange for which Gwenco agreed to grant the investor a royalty on gross profits of Gwenco.

This foreclosure action was stayed against Gwenco as a result of Gwenco's Chapter 11 filing.

         On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees. This action was stayed against Gwenco as a result of Gwenco's Chapter 11 filing.

         The Federal Insurance Company has notified Quest Energy that is seeking to obtain subrogation of monies it has paid to Community Trust Bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The Federal Insurance Company has alleged that former employees or associates of Quest Energy were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy denies that it had any involvement with or responsibility for any of the actions alleged by the Federal Insurance Company, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy contends that the negligent actions and inactions by Community Trust Bank caused severe damage and loss to Quest Energy. The Federal Insurance Company has commenced an action against Quest Energy and others in Pike County Court, Kentucky with respect to these allegations. Quest Energy believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.

         Mountain Edge Personnel has commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees. Quest is in the process of negotiating a settlement of this action.

         An action has been commenced in the Circuit Court of Pike County, Kentucky against Quest and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to Quest's subsidiaries. Quest Energy is actively defending the action. This action was stayed against Gwenco as a result of Gwenco's Chapter 11 filing.

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

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. This foreclosure action was stayed against Gwenco as a result of Gwenco's Chapter 11 filing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Quest's common stock has traded on the OTC Bulletin Board under the symbol "QMMG" since April 13, 2004. Before that date, its common stock is traded on the OTC Bulletin Board under the symbol "TLLM," and before that, it traded on the OTC Bulletin Board under the symbol "TILL." The following table shows the high and low bid prices for Quest's common stock for each quarter since January 1, 2005 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the one for 100 reverse split which was effected in January, 2004 (i.e. they have been increased 100 times to compare them to current prices). Quest considers its stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of its stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006 (OTC Bulletin Board)                    High Bid         Low Bid
First quarter                                   0.181           0.079
Second quarter                                  0.152           0.030
Third quarter                                   0.040           0.016
Fourth quarter                                  0.019           0.004

2005 (OTC Bulletin Board)                    High Bid         Low Bid
First quarter                                    2.00            0.70
Second quarter                                   0.99            0.13
Third quarter                                    0.28            0.03
Fourth quarter                                   0.38            0.07

         As of April 16, 2007, there were approximately 517 record holders of Quest's common stock.

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

Recent Sales of Unregistered Securities

         We will file an amendment to this annual report to provide recent sales of unregistered securities as required by Item 701 of Regulation S-B.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         We will file an amendment to this annual report to provide management's discussion and analysis or plan of operation as required by Item 303 of Regulation S-B.

Item 7.  FINANCIAL STATEMENTS

         We will file an amendment to this annual report to provide the financial statements as required by Item 310 of Regulation S-B.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 8A. CONTROLS AND PROCEDURES.

         We will file an amendment to this annual report to provide the disclosures relating to controls and procedures as required by Items 307 and 308 of Regulation S-B.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information under the captions "Election of Directors" and "Management--Executive Officers and Directors" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

Item 13. EXHIBITS

Exhibit No.       Description
-----------       -----------
10.1              Securities Purchase Agreement and Plan of Reorganization dated
                  February 9, 2004 (1)

10.2 Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004.(2)

10.3              Lease Agreement between Monday Coal, LLC and Quest Marine
                  Terminal, Ltd. (3)

10.4              William R. Wheeler Employment Agreement (4)

10.5              Eugene Chiaramonte, Jr. Employment Agreement (4)

21.1              Subsidiaries of Quest Minerals and Mining Corp. (5)

31.1              Certification of Eugene Chiaramonte, Jr. pursuant to Rule
                  13a-14(a) (5)

32.1              Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

__________________

(1) Filed as an exhibit to a Current Report on Form 8-K filed on February 24, 2004, incorporated herein by reference.

(2) Filed as an exhibit to a Current Report on Form 8-K filed on May 6, 2004, incorporated herein by reference.

(3) Filed as an exhibit to a Current Report on Form 8-K filed on November 22, 2004, incorporated herein by reference.

(4) Filed as an exhibit to the Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005, incorporated herein by reference.

(5)  To be filed by amendment.

___________________


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information under the caption "Accountants Fees and Services" in the proxy statement for our 2007 annual meeting is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUEST MINERAL AND MINING CORP.


                                       By: /s/ EUGENE CHIARAMONTE, JR.
                                           ------------------------------------
                                           Eugene Chiaramonte, Jr.
                                           President
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                                Title                        Date
-------------------------------   ---------------------------     --------------

/s/ EUGENE CHIARAMONTE, JR.       President and sole Director     April 17, 2007
------------------------------
Eugene Chiaramonte, Jr.