Form 10QSB
period 2007-03-31
Quest Minerals & Mining Corp
filed 2007-05-21
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________  to ________


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 16, 2007, 450,603,167 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]   No [X]

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

         We will file an amendment to this quarterly report to provide the financial statements as required by Item 310 of Regulation S-B.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We will file an amendment to this quarterly report to provide management's discussion and analysis or plan of operation as required by Item 303 of Regulation S-B.

ITEM 3 - CONTROLS AND PROCEDURES

         We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308 of Regulation S-B.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES

         (a) We will file an amendment to this quarterly report to provide recent sales of unregistered securities as required by Item 701 of Regulation S-B.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) We will file an amendment to this quarterly report to provide default upon senior securities as required by this Item 3.

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS

Item No.   Description                                                                Method of Filing
--------   -----------                                                                ----------------
31.1       Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)        To be filed by amendment.

32.1       Chief Executive Officer and Chief Financial Officer Certification
           pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002                                                 To be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUEST MINERALS & MINING CORP.


May 21, 2007                           /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)