Form 10KSB/A
period 2006-12-31
Quest Minerals & Mining Corp
filed 2007-07-19
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $0.00.

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

         As of April 16, 2007, 450,603,167 shares of our common stock were issued and outstanding.

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

Fiscal 2006 and First Quarter 2007 Developments

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest.

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

         End Use                    Tons (millions)       Percentage of Total
         ------------------------   ------------------    --------------------

         Electricity generation     982                   86%
         Industrial users           66                    6%
         Exports                    64                    6%
         Steel making               27                    2%
         Residential & commercial   5                     --%
                                    ------------------    --------------------

         Total                      1,144                 100%
                                    ------------------    --------------------

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

Gwenco Mines

         Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases. From 1997 to 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams -- until a downturn in coal prices made continued operations unfeasible, and the mines were shut down. As discussed above, Gwenco has recently re-opened the Pond Creek mine is starting to mine the Pond Creek seam.

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

Coal Reserves

         Quest estimates that, as of December 31, 2006, it has total recoverable reserves of approximately twelve million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

         We have only recently recommenced mining operations, and it is possible that we may need to stop mining again if we have insufficient working capital. Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. However, it is possible that Quest may not be able to maintain sufficient working capital to continue mining operations and that we may need to cease operations again in the future.

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

         Quest will need to continue to finance its operations through additional bank borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern. Quest had a working capital deficit as of December 31, 2006 of $8,008,768. As of the date of this annual report, Quest does not believe that it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2007 through cash flows generated from operations. Quest will need to continue to finance its operations through additional borrowings or other capital financings. Quest's collateral may not be sufficient to borrow additional amounts at such time. Quest may also seek equity financing in the form of a private placement or a public offering. Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all. If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest.

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

2006 (OTC Bulletin Board)                       High Bid               Low Bid
------------------------------------------------------------------------------
First quarter                                      0.181                 0.079
Second quarter                                     0.152                 0.030
Third quarter                                      0.040                 0.016
Fourth quarter                                     0.019                 0.004

2005 (OTC Bulletin Board)                       High Bid               Low Bid
------------------------------------------------------------------------------
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

Recent Sales of Unregistered Securities

         1. In September and October, 2006, Quest entered into settlement agreements with various investors from a March 22, 2005 private placement, pursuant to which it settled and resolved all outstanding disputes under the unit purchase agreements with the investors and any and all documents related thereto. The parties agreed to a complete restructuring of the obligations to each investor under these agreements, effectuated through the issuance of amended and restated instruments, as follows:

                  A. Amended and Restated Unit Notes. Quest issued to each investor an amended and restated convertible notes in the aggregate principal amount of $325,000, which notes are now due on or before March 4, 2007. The original convertible notes had maturity dates of March 31, 2006. These amended and restated notes will initially be convertible into Quest common stock at a rate of $.075 per share, subject to adjustment as provided in the amended and restated notes. The issuance of the notes were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

         2. During the quarter ended December 31, 2006, Quest issued an aggregate of 63,654,127 shares of common stock upon conversions of amended and restated 7% convertible notes. The aggregate principal and interest amount of these notes that were converted was $503,470. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         3. During the quarter ended December 31, 2006, Quest issued an aggregate of 800,002 shares of common stock upon cashless exercise of various outstanding warrants. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         4. During the quarter ended December 31, 2006, Quest issued an aggregate of 11,000,000 shares of common stock upon partial conversion of a secured note and judgment thereon. The aggregate principal and interest amount of this judgment that was converted was $27,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

Restatement of 2005 and 2004 Consolidated Financial Statements

         This report contains Quest's restated consolidated financial statements for the years ended December 31, 2005 and 2004. Quest performed an analysis of its previously issued consolidated financial statements for 2005 and 2004 and identified certain accounting errors. The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the years ended December 31, 2005 and 2004 are set forth in Note 18 to its consolidated financial statements.

         The restatements also affected the quarterly results of operations for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006. See Note 19 to Quest's consolidated financial statements for a summary of its quarterly results of operations for the years ended December 31, 2006 and 2005, and see Note 18 for a discussion regarding restatement adjustments.

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

Fiscal 2006 and First Quarter 2007 Developments

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest.

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

Income Taxes

         Quest provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the year ended December 31, 2006, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest's net operating loss carry forward was fully offset by a valuation allowance.

Fair Value

         Quest's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2006.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data:

                                                        Year Ended
                                                        December 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
                                                                  (restated)
                                                 ------------    ------------
Revenues                                         $         --    $    356,741
Production costs                                           --         463,215
Selling, general and
 administrative                                     4,447,356       2,790,691
Stock Compensation                                    286,108              --
Interest                                              747,259         876,599
Depreciation and amortization                          49,392          67,849
Mine closing costs                                         --         593,371
                                                 ------------    ------------

Operating income (loss)                            (5,530,115)     (4,434,984)
                                                 ------------    ------------

Comparison of the year ended December 31, 2006 and 2005

         Net sales. Revenues for Quest were $0 for the year ended December 31, 2006, as compared to $356,741 for the year ended December 31, 2005. Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs were $0 for the year ended December 31, 2006 as compared to $463,215 for the year ended December 31, 2005. Quest had no production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $4,447,356, or 59.4%, for the year ended December 31, 2006, from $2,790,691 for the year ended December 31, 2005. The increase in selling, general, and administrative expenses results primarily from increases in consulting services and other administrative expenditures incurred with Quest's efforts to refurbish its mines and recommence mining operations, as well as expense resulting from assumption of debt in connection with settlement agreements with creditors and third-party claimants.

         Stock compensation expense. Stock compensation expense increased to $286,108 for the year ended December 31, 2006 from $0 for the prior year, resulting from the issuance and vesting of stock options during the 2006 fiscal year.

         Interest. Interest expense decreased to $747,259, or 19.3%, for the year ended December 31, 2006, from $876,599 for the year ended December 31, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock, as well as reduced interest rates on refinanced debts.

         Depreciation and amortization. Depreciation expense decreased to $49,392, or 27.2%, for the year ended December 31, 2006, from $67,849 for the year ended December 31, 2005. Quest's depreciation expense decreased as additional equipment was taken out of service in 2006.

         Operating loss. Quest incurred an operating loss of $5,530,115 for the year ended December 31, 2006, compared to an operating loss of $4,434,984 for the year ended December 31, 2005. It had higher operating losses in 2006 as compared to 2005 primarily from increases in consulting services and other administrative expenditures incurred with Quest's efforts to refurbish its mines and recommence mining operations, as well as expense resulting from assumption of debt in connection with settlement agreements with creditors and third-party claimants. This was offset by mine closing costs in 2005 that were not incurred in 2006.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at December 31, 2006 was $8,008,768. It had cash of $52 as of December 31, 2006.

         Quest used $670,304 of net cash in operating activities for the year ended December 31, 2006, compared to using $1,817,771 in the year ended December 31, 2005. Cash used in operating activities for the year ended December 31, 2006 was mainly due to an increase in prepaid expenses of $233,000. In addition, Quest recorded a non-cash decrease of $5,137,142 in derivative liabilities. This was offset by non-cash expenses of $49,392 in depreciation and amortization, $766,000 in deferred consulting amortization, $77,038 of stock issued for interest, $1,209,748 of stock issued for services, $849,000 for warrant issuances and conversions expenses, $1,462,440 of investment expense, $279,323 for loss on asset impairment, $286,107 in deferred stock compensation expense, and an increase of accounts payable and accrued expenses of $113,763.

         Net cash flows used by investing activities was $15,801 for the year ended December 31, 2006, resulting from providing a security deposit and offset by the sale of equipment, as compared to $127,000 of net cash flows used by investing activities for the comparable period in 2005.

         Net cash flows provided by financing activities were $669,742 for the year ended December 31, 2006, compared to net cash flows provided by financing activities of $1,858,966 for the year ended December 31, 2005. This decrease in net cash provided by financing activities is due to Quest's borrowings of $676,135 and the issuance of shares of common stock of $24,990, offset by repayment of $31,383 of debt.

Financings and Debt Restructurings

         Through 2005 and 2006, Quest has relied on debt and equity financings to fund its capital requirements. From February through April 2005, Quest sold an aggregate of 57 units at a price of $25,000 per unit. The aggregate gross proceeds from the sale of the units were $1,425,000, which included $925,000 in cash, $250,000 in placement agent and investment banking fees, and cancellation of $250,000 in indebtedness. Each unit consists of a convertible secured promissory note in the principal amount of $25,000 and "Series A" warrants to purchase (a) 150,000 shares of Quest common stock, and (b) "Series B" warrants to purchase up to 150,000 shares of Quest common stock at an exercise price of $1.00 per share, at an exercise price of $75,000. The unit notes are due on March 31, 2006 and are secured by a security interest in Quest machinery and equipment. The notes bear interest at a rate of seven percent (7%) and are convertible into Quest common shares at an initial conversion price of $0.50 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that Quest issued additional stock or stock equivalents at a price lower than the conversion price. Quest agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the Series A warrants, the shares issuable upon exercise of the Series A warrants, the Series B warrants, and the shares issuable upon exercise of the Series A warrants, the Series B warrants within 14 days of the final closing of the private placement of the units. In connection with the offer and sale of the notes and the warrants, Quest engaged Greenwood Partners, LP, an NASD licensed broker-dealer, as its placement agent. Under the placement agent agreement, Greenwood is to receive a ten percent (10%) cash commission on the sale of the units.

         During 2006, Quest and these investors amended and restated the notes issued as part of the units. In addition, five units ($125,000 in principal amount of notes) were cancelled. The amended and restated notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of Quest's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

         From December 2005 through January 2006, Quest issued 6,000,000 shares of its common stock in an offshore private placement at $0.05 per share. In addition, Quest also issued a convertible secured promissory note in the principal amount of $335,000. The note is due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into Quest common shares at an initial conversion price of $0.05 per share, subject to adjustment. In January, 2007, Quest and these investors entered into an exchange agreement, pursuant to which the shares and the note were exchanged for new notes in the aggregate principal amount of $635,000. The notes are due on April 1, 2008, with an annual interest rate of eight percent (8%). The notes are convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.005 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date.

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

         During January of 2006, Quest entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the executive officers of Quest guaranteed the loan and pledged 3,000,000 shares of their common stock to secure the guarantee. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the loan agreement. Quest failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on the shares of the officer's common stock pledged to the lender to secure the guarantee. The Company has indemnified one of the officers and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure.

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

Capital Requirements

         The report of Quest's independent accountants for the fiscal year ended December 31, 2006 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

         Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed. Quest is also seeking to fund the capital requirements of Gwenco, Inc. through a debtor-in-possession financing through the Gwenco bankruptcy proceedings.

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

CONSOLIDATED BALANCE SHEET                                                F3

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)                   F5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F7-F48

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.
--------------------------------------------------------------------------------
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038
TEL (212) 406-7272 - FAX (212) 513-1930


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Quest Minerals & Mining Corp.


We have audited the accompanying consolidated balance sheets of Quest Minerals & Mining Corp. as of December 31, 2006, 2005, and 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining Corp. at December 31, 2006, 2005, and 2004 and the results of its operations and cash flows for each of the years in the three year period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company is a defendant in several lawsuits, and one of the Company's significant subsidiaries is in bankruptcy. An adverse ruling could result in the loss of the Company's operating assets. It is not possible at this time to predict the outcome of these legal proceedings.

As discussed in Notes 18 and 19 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the two years ended December 31, 2005 have been restated.

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


/s/ KEMPISTY & COMPANY CPAS, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
June 20, 2007


                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31
                                                                     --------------------------------------------
                                                                         2006            2005            2004
                                                                     ------------    ------------    ------------
                                                                                       Restated        Restated
                                     ASSETS
Current Assets
  Cash                                                               $         52    $     16,415    $    102,220
  Receivables                                                                  --              --          38,559
                                                                     ------------    ------------    ------------
      Total current assets                                                     52          16,415         140,779

Leased mineral reserves, net (Note 2 & 5)                               5,210,471       5,210,471       5,224,057
Equipment, net (Note 6)                                                   176,384         405,782         434,404
Escrow - Trustee Account                                                       --         275,000              --
Deposits                                                                   38,300              --          23,000
Prepaid consulting expense                                                 71,000         589,000              --
Deferred stock option/warrant issuance, net (Note 18)                          --              --              --
Other receivables, net (Note 7)                                                --         668,000         668,000
                                                                     ------------    ------------    ------------

      TOTAL ASSETS                                                   $  5,496,207    $  7,164,668    $  6,490,240
                                                                     ============    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,598,397    $  2,484,634    $  2,195,775
  Loans payable (Note 9)                                                3,679,384       2,857,864       1,243,203
  Bank loans (Note 9)                                                   1,017,525       1,068,366       1,100,365
  Related party loans (Note 9)                                            713,514         695,000         359,034
                                                                     ------------    ------------    ------------

      TOTAL CURRENT LIABILITIES                                         8,008,820       7,105,864       4,898,377

Other Liabilities
  Derivative liability (Note 7)                                         1,420,588       6,557,730       2,196,896
  Long-term liabilities                                                        --              --         100,000
  Unearned revenues (Note 8)                                                   --         668,000         668,000
                                                                     ------------    ------------    ------------


      TOTAL LIABILITIES                                                 9,429,408      14,331,594       7,863,274

Commitments and Contingencies

Stockholders' equity (deficit)
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                          453             453           1,000
    SERIES B - issued and outstanding 48,284 shares                            48             386             386

  Common stock, par value $0.001, 250,000,000 shares authorized;
    issued and outstanding 212,914,952 shares                             212,919          69,502          46,272

  Equity held in escrow (Note 12)                                        (587,500)       (587,500)       (262,500)

  Deferred Stock Compensation (Note 13)                                   (95,370)             --              --

  Paid-in capital (Note 14)                                            46,628,119      43,049,130      39,744,888
  Accumulated Deficit                                                 (50,091,870)    (49,698,897)    (40,903,080)
                                                                     ------------    ------------    ------------

Total Stockholders' Equity (Deficit)                                   (3,933,201)     (7,166,926)     (1,373,034)
                                                                     ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $  5,496,207    $  7,164,668    $  6,490,240
                                                                     ============    ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended December 31
                                              -----------------------------------------------
                                                  2006             2005             2004
                                              -------------    -------------    -------------
                                                                 Restated         Restated
Revenue:
   Coal revenues                              $          --    $     356,741    $   2,912,574
   Interest and other                                    --               --               --
                                              -------------    -------------    -------------

          Total Revenues                                 --          356,741        2,912,574
                                              -------------    -------------    -------------

Expenses:
   Production costs                                      --          463,215        2,050,358
   Selling, general and administrative            4,447,356        2,790,691       10,481,839
   Interest                                         747,259          876,599          668,353
   Stock compensation                               286,108               --       21,917,633
   Deferred warrants expense                             --               --               --
   Depreciation and amortization                     49,392           67,849           77,619
   Mining option                                         --               --        5,020,000
   Mine closing costs                                    --          593,371               --
   Loss on rescission                                    --               --          680,250

          Total Operating Expenses                5,530,115        4,791,725       40,896,052
                                              -------------    -------------    -------------

Loss from Operations                             (5,530,115)      (4,434,984)     (37,983,478)

Other Income (Expense):
   Gain (loss) on derivatives                     5,137,142       (4,360,834)      (2,196,896)
                                              -------------    -------------    -------------

Loss before income taxes                           (392,973)      (8,795,818)     (40,180,374)
                                              -------------    -------------    -------------

Provision for income taxes                               --               --               --
                                              -------------    -------------    -------------

Net loss                                      $    (392,973)   $  (8,795,818)   $ (40,180,374)
                                              =============    =============    =============

Basic and diluted loss per common share       $     (0.0037)   $     (0.1722)   $     (1.0238)
                                              =============    =============    =============

Weighted average common shares outstanding      107,493,141       51,072,960       39,246,163
                                              =============    =============    =============


                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
              For the years ended December 31, 2006, 2005, and 2004

                                                                                          Escrow/
                              Common Stock            Preferred Stock      Additional   Adjustments
                       ------------------------    --------------------     Paid-in       Common
                         Shares         Amount       Shares      Amount     Capital        Stock          Deficit          Totals
                       -----------    ---------    ----------   -------   -----------    ---------    -------------    ------------
Balances at
 January 01, 2004       22,535,642       22,536            --        --       307,742           --         (722,706)       (392,428)

Common Stock issued
 for Advertising           150,000          150                               374,850                                       375,000

Common Stock issued
 for Consulting            191,667          192                               412,726                                       412,918

Common Stock issued
 for Interest              150,000          150                               487,350                                       487,500

Common Stock issued
 for Acquisition         2,050,000        2,050                             6,557,950                                     6,560,000

Sale of Common
 Stock under
 Section 4(2)            1,616,990        1,617                             1,374,083                                     1,375,700

Sale of Common
 Stock under
 Reg S                     423,045          423                               611,997                                       612,420

Stock compensation      17,500,000       17,500                            21,902,053                                    21,919,553

Preferred Stock B
 issued for
 Acquisition                                        1,386,275     1,386     3,055,211                                     3,056,597

Preferred Stock A
 issued for
 Acquisition                                        2,000,000     2,000     6,000,000                                     6,002,000

Common Stock
 Returned to
 Treasury                     (800)          (1)                               (1,919)                                       (1,920)

Common Stock
 (Outstanding)
 Rescinded                (500,000)        (500)                           (1,599,500)                                   (1,600,000)

Common Stock issued
 under Rule 144            150,000          150                               262,350                                       262,500

Preferred Stock B
 converted into
 common stock            1,000,000        1,000    (1,000,000)   (1,000)           --                                            --

Preferred Stock A
 converted into
 common stock            1,004,689        1,005    (1,000,000)   (1,000)           (5)                                           (0)

Equity held in
 escrow                                                                                   (262,500)                        (262,500)

Net Loss for twelve
 months ended
 December 31, 2004                                                                                      (40,180,374)    (40,180,374)
                       -----------    ---------    ----------   -------   -----------    ---------    -------------    ------------
Balances at
 January 1, 2005        46,271,233    $  46,272     1,386,275   $ 1,386    39,744,888    $(262,500)   $ (40,903,080)   $ (1,373,034)

Preferred Stock A
 converted into
 common stock            1,000,000        1,000      (546,667)     (547)         (453)                                           --

Equity held in
 escrow                                                                                   (325,000)                        (325,000)

Common Stock issued
 under Sections
 4(2)/3(a)(9)
     For consulting      1,454,545        1,455                               187,545                                       189,000
     For notes
       payable and
       interest
       expense
       conversions       3,200,000        3,200                               668,800                                       672,000
     For investment
       expense           2,000,000        2,000                               198,000                                       200,000
     For royalties         250,000          250                               324,750                                       325,000
     For accrued
       interest            450,000          450                                94,050                                        94,500

Common Stock issued
 under Stock
 Incentive Plan
     For cash and
       investment
       expense           6,000,000        6,000                             1,404,500                                     1,410,500
     For legal fees      1,400,000        1,400                               189,600                                       191,000

Common Stock issued
 under Reg S
     For Consulting      7,575,000        7,575                               982,350                                       989,925

Common Stock
 returned to
 treasury                 (100,000)        (100)                             (249,900)                                     (250,000)

Adjustment from
 additional debt                                                             (495,000)                                     (495,000)

Net Loss for
 twelve months
 ended
 December 31, 2005                                                                                       (8,795,818)     (8,795,818)
                       -----------    ---------    ----------   -------   -----------    ---------    -------------    ------------
Balances at
 January 1, 2006        69,500,778    $  69,502       839,608   $   839    43,049,130    $(587,500)   $ (49,698,898)   $ (7,166,927)

Stock Options                                                                 381,477                                       381,477

Deferred
 Compensation                                                                 (95,369)                                      (95,369)

Common Stock issued
 under Sections
 4(2)/3(a)(9)/Reg S
     For cash and
       investment
       expense             500,000          500                                74,500                                        75,000
     For consulting      4,800,000        4,800                               429,500                                       434,300
     For notes
       payable and
       interest
       expense
       conversions      91,760,362       91,761                             1,713,592                                     1,805,353
     For warrant
       exercises         3,650,003        3,650                               246,540                                       250,190

Common Stock issued
 under Stock
 Incentive Plan
     For consulting     13,703,809       13,706                               253,842                                       267,548
     For services       25,500,000       25,500                               482,700                                       508,200

Series B Preferred
 Conversion              3,500,000        3,500      (337,991)     (338)       (3,162)                                           --

Net Loss for
 twelve months
 ended
 December 31, 2006                                                                                         (392,973)       (392,973)
                       -----------    ---------    ----------   -------   -----------    ---------    -------------    ------------
Balances at
 December 31, 2006     212,914,952    $ 212,919       501,617   $   501    46,532,749    $(587,500)   $ (50,091,870)   $ (3,933,201)
                       ===========    =========    ==========   =======   ===========    =========    =============    ============

   The accompanying notes are an integral part of these financial statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Twelve Months Ended
                                                                                    December 31,
                                                                     --------------------------------------------
                                                                        2006            2005            2004
                                                                     ------------    ------------    ------------
                                                                                       Restated        Restated
Operating Activities
--------------------
   Net Income (loss)                                                 $   (392,973)   $ (8,795,818)   $(40,180,374)
   Adjustments to reconcile net income (loss) to net cash provided
      (used) by operating activities:
   Depreciation and amortization                                           49,392          67,849          77,619
   Loss (gain) on derivatives                                          (5,137,142)      4,360,834       2,196,896
   Deferred consulting amortization                                       766,000              --              --
   Stock issued for interest                                               77,038         410,500         579,720
   Stock issued for services                                            1,209,748       1,344,106         412,918
   Stock issued for advertising                                                --        (250,000)        375,000
   Stock issued for royalties                                                  --         325,000              --
   Stock issued for option                                                     --              --       4,960,000
   Warrants issuances and conversions expense                             849,000              --              --
   Investment expense                                                   1,462,440              --              --
   Loss on asset impairments                                              279,323              --              --
   Loss on equipment valuation                                                 --              --         216,833
   Loss on discontinued operations                                             --              --         680,250
   Loss on mineral interests valuation                                         --              --       6,160,948
   Reverse merger adjustment                                                   --              --         (30,816)
   Deferred stock compensation                                            286,107              --      21,917,633
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                          --          38,559         102,708
   (Increase) decrease in prepaid expenses                               (233,000)             --              --
   Increase (decrease) in accounts payable and accrued expenses           113,763         681,199         855,176
                                                                     ------------    ------------    ------------
   Net cash used by operating activities                                 (670,304)     (1,817,771)     (1,675,488)

Investing Activities
--------------------
   Equipment purchased                                                     22,499        (150,000)       (605,394)
   Security deposits                                                      (38,300)         23,000         (23,000)
                                                                     ------------    ------------    ------------
   Net cash used by investing activities                                  (15,801)       (127,000)       (628,394)

Financing Activities
--------------------
   Sale of common stock                                                    24,990         100,000       1,895,902
   Repayments                                                             (31,383)       (366,034)       (630,688)
   Borrowings                                                             676,135       2,125,000       1,140,338
                                                                     ------------    ------------    ------------
   Net cash provided by financing activities                              669,742       1,858,966       2,405,552
                                                                     ------------    ------------    ------------
   Increase (decrease) in cash                                            (16,363)        (85,805)        101,670
   Cash at beginning of period                                             16,415         102,220             550
                                                                     ------------    ------------    ------------
   Cash at end of period                                             $         52    $     16,415    $    102,220
                                                                     ============    ============    ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
     Interest                                                        $         --    $         --    $     24,282
                                                                     ============    ============    ============
     Commissions                                                               --              --         192,925
                                                                     ============    ============    ============
     Income taxes                                                    $         --    $         --    $         --
                                                                     ============    ============    ============

   Stock issued during year for:
     Services                                                        $  1,209,748    $  1,344,106    $    412,918
                                                                     ============    ============    ============
     Stock compensation                                                   286,107              --      21,917,633
                                                                     ============    ============    ============
     Interest                                                              77,038         410,500         579,720
                                                                     ============    ============    ============
     Mining option                                                             --              --       4,960,000
                                                                     ============    ============    ============
     Investment                                                           375,000              --              --
                                                                     ============    ============    ============
     Advertising                                                               --        (250,000)        375,000
                                                                     ============    ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION & OPERATIONS

         Quest Minerals & Mining Corp. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985. The Company has leasehold interests in certain properties in Eastern Kentucky, is seeking to re-commence coal mining operations on these properties, and is looking to acquire additional coal properties.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         Interim Financial Information

         The unaudited balance sheets and unaudited statements of operations have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included in the interim periods reported in Note 19. Readers of these financial statements should note that the interim results are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

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

         Deferred Mine Expense

         Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited.

         Asset Impairment

         If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed under the guidance of IAS 36, pursuant to SEC Industry Guide 7. If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

         Revenue Recognition

         Coal sales revenues are sales to customers of coal produced at the Company's operations. The Company recognizes revenue from coal sales at the time title passes to the customer.

         Stock-Based Compensation

         Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

         There were 10,000,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2006, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006. The Company had no securities available-for-sale at December 31, 2006.

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

         Other Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements to have any impact on its financial condition or results of operations.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,069,317, $4,434,984, and $32,283,228 for the years ended December 31, 2006, 2005, and 2004, respectively, and had a working capital deficit of $8,008,768 at December 31, 2006. Although the Company received a derivative income credit of $5,137,142 for the twelve months ended December 31, 2006, it still incurred a net loss of $392,973. These factors still indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

         The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production. Currently, the Company is in the process of seeking additional funding to achieve its operational goals.

NOTE 4 - LEASEHOLD INTERESTS

         The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions.

         Certain former owners of the Company's indirect, wholly-owned subsidiary, Gwenco, Inc. ("Gwenco") commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See
         Note 17.)

         As of December 31, 2006, Gwenco owed approximately $193,142 in lease payments in addition to the judgment amount of $687,391.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At December 31, 2006, the leased mineral reserves, valued at $5,210,471, consisted of the following:

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
                                                                 ============

         The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Pursuant to IAS 36, management has reviewed the recoverable value of the Company's mineral reserves and has determined that no impairment loss has occurred. As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

NOTE 6 - EQUIPMENT

         Equipment consisted of the following:
                                                 December 31,    December 31,
                                                     2006            2005
                                                 ------------    ------------
         Mining equipment (a)                    $    782,721    $    805,220
         Less accumulated depreciation               (250,517)       (399,438)
         Less allowance for Impairment (b)           (355,820)              0
                                                 ------------    ------------

         Equipment - net                         $    176,384    $    405,782
                                                 ============    ============

         (a) The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used. Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery; which can reflect a fluctuation in the asset valuation.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6 - EQUIPMENT (Contiuned)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2006, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                    December 31,   December 31,
                                                        2006           2005
                                                    ------------   ------------
         D&D Contracting, Inc.(a)                   $    678,349   $    678,349
         Braxton Coal (b)                                 57,109             --
         Less allowance                                 (735,458)       (10,349)
                                                    ------------   ------------

         Other Receivables - net                    $         --   $    668,000
                                                    ============   ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of December 31, 2006, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which are to be paid back through a royalty arrangement once coal production begins. As of December 31, 2006, the contract miner continues to seek funding to initiate production. As a result, the Company has accrued an allowance against the receivable until revenues are generated to recoup these initial expenses.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                    December 31,   December 31,
                                                        2006           2005
                                                    ------------   ------------
         Accounts payable                           $    364,695   $     51,580
         Accrued royalties payable-operating (a)         193,142        579,278
         Accrued bank claim (b)                          650,000        650,000
         Accrued taxes                                    87,436        202,704
         Accrued interest                                291,597        351,712
         Accrued expenses (c)                          1,011,527        649,360
                                                    ------------   ------------
                                                       2,598,397      2,484,634

         Derivative Liability (d)                      1,420,588      6,557,730
         Unearned Revenues (e)                                 0        668,000

                                                    $  4,018,985   $  9,710,364
                                                    ============   ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. As of December 31, 2006, Gwenco owed approximately $193,142 in lease and/or royalty payments in addition to the judgment of $687,391 against Gwenco.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of December 31, 2006, no resolution has been determined.

         (c) The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company's common stock which the officers pledged as collateral for personal guarantees of a loan to the Company. Upon default by the Company, the lender foreclosed on the officer's pledged shares. In addition, during the period ended December 31, 2004, the Company had acquired these accrued expenses from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. The Company continues to carry these balances until further validity can be determined.

         (d) During the twelve months ending December 31, 2006, the Company issued convertible notes at a discounted rate relative to the market price of the underlying common stock, as well as warrants. The Company has accrued additional derivative liability allowances based on the market price volatility of the common stock using the Black-Scholes method. The valuations are adjusted each quarter to present a fair representation of the liability until the underlying note or warrant has matured, expired, or has been exercised, cancelled, or satisfied. The Company's operating losses are increased or decreased relative to the derivative liability allowance. These adjusted valuations also remain relative to the future capitalization costs that would incur from exercise of the warrant issuances or settlement of existing debt through conversion.

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of December 31, 2006, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 -          NOTES PAYABLE

         Notes payable consist of the following:

                                                                     December 31,    December 31,
                                                                         2006            2005
                                                                     ------------    ------------
         E-Z MINING CO., INC.:
            0% Notes payable (a).                                    $    202,864    $    202,864

         QUEST MINERALS & MINING CORP.
            0% Notes payable to IAB (b).                                       --         250,000
            12% Notes payable to Gross Foundation (c).                    218,623         280,000
            7% Notes payable to Greenwood Partners (d).                    78,000         100,000
            7% Notes payable to Professional Traders Fund (d).            184,000         350,000
            7% Notes payable to First Mirage (d).                         191,597         200,000
            7% Notes payable to Investors (e).                             75,000         375,000
            7% Notes payable to Greenwood Partners (f).                   175,000         350,000
            7% Notes payable to First Mirage (f).                          50,000          50,000
            10% Notes payable to Professional Traders Fund (g).           100,000         239,500
            8% Notes payable to Cornway Co (h).                           335,000        335,0000
            5% Advances from Mendiratta (i).                              430,837              --
            0% Notes payable (i).                                         126,000         125,500
            6% Notes payable to Westor Capital Group (k).                 125,000              --
            8% Notes payable to Kaila (l).                                300,000              --
         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (m).                       35,000              --

         GWENCO, INC.:
            12% Judgment to Duke Energy Merchants (n).                    726,964         747,894
             9% Assigned Judgment to Mendiratta (o).                      278,796         235,907
            12.75% Assigned Judgment to Mendiratta (o).                    86,276          84,565
            9.5% Note payable to First Sentry Bank (p)                    262,402              --
            6% Note payable to United National Bank (p)                    28,159              --
            0% Default Judgment to Third-Party (q)                        687,391              --

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (r).                     713,514         695,000
                                                                     ------------    ------------
                                                                        5,410,423       4,621,230
            Less current portion                                        5,410,423       4,621,230
                                                                     ------------    ------------

         Long-Term Debt:                                             $         --    $         --
                                                                     ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (a) On December 31, 2005, the Company closed E-Z Mining Co., Inc. During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. These current notes consist of various third parties related to the former CFO of the Company. All notes are due on demand except $110,000, which is due from future royalties. All notes are non-interest bearing.

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

         (c) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company issued 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2006, the lender made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2006, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2006, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2006, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and is due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. As of December 31, 2006, the Company was in default. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $260,000. As of December 31, 2006, the Company was negotiating the terms of indemnification of the officers as a result of this foreclosure. During the year ended December 31, 2006, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of December 31, 2006, these notes were in default, and the Company is in the process of re-negotiating the notes with the holders.

         (l) On April 1, 2006, the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note is due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.005 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (m) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2006, the Company remains in default.

         (n) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of December 31, 2006, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (o) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a commercial installment note and a commercial time note, both of which were in default. The notes were secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. In 2005, the Company entered into an agreed judgment in with the lender, National City Bank of Kentucky, with respect to the defaulted notes. National City Bank obtained a judgment lien against the Company and its assets. On July 19, 2006, National City Bank sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit, all of which are based on the notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice. In connection therewith, the Company granted the investor a royalty on fifty percent of the Company's gross profits generated from coal mining at the Company's leased mine. Also in connection therewith, the Company entered into a judgment conversion agreement where the investor shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding amounts due under the judgments into the Company's common shares at the rate of $0.001 per share. The investor shall not be entitled to convert any portion of the judgment if such conversion would result in beneficial ownership by the investor of more than 4.99% of the outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (p) On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco. The notes are in default.

         (q) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Note 17.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 9 - NOTES PAYABLE (Continued)

         (r) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $543,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

         On December 31, 2006, the Company had 250,000,000 common shares authorized, of which 212,914,952 shares were issued and outstanding. As of December 31, 2006, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 718,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 10 - INCOME TAXES

         Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $28,000,000 at December 31, 2006, and $24,000,000 at December 31, 2005. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2015. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the Company's tax provision were as follows:

                                                                    2006            2005
                                                                ------------    ------------
         Current income tax (benefit) expense                   $ (1,680,000)   $ (2,998,000)

         Deferred income tax expense (benefit)                     1,680,000       2,998,000
                                                                ------------    ------------
                                                                $         --    $         --
                                                                ============    ============

         The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2006 and 2005:


                                                                    2006            2005
                                                                ------------    ------------
         Tax expense (benefit) at Federal rate (34%)            $ (1,428,000)   $ (2,302,000)
         State and local income tax, net of Federal benefit         (252,000)       (123,000)
         Effect of timing difference                                      --          27,000

         Change in valuation allowance                             1,680,000       2,998,000
                                                                ------------    ------------
                Net income tax (benefit) allowance              $         --    $         --
                                                                ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 10 - INCOME TAXES (Continued)

         Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

         Deferred tax asset:
                                                 December 31,    December 31,
                                                     2006            2005
                                                 ------------    ------------
         Net operating loss carry forward        $ 11,392,000    $  9,712,000

         Valuation allowance                      (11,392,000)     (9,712,000)
                                                 ------------    ------------
         Net deferred tax assets                 $          0    $          0
                                                 ============    ============

         The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2006.

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

         The Company has not filed corporate federal, state, or local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         On July 27, 2006, the Company settled a third party complaint by the former owner of Gwenco. As part of the settlement, the Company issued 3,500,000 shares of common stock for the conversion of 337,991 shares of Series B preferred stock issued pursuant to the purchase agreement with Gwenco, Inc.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         On February 16, 2006, the Company issued 2,000,000 shares of common stock to an unrelated third party to satisfy a consulting agreement. The Company posted $178,000 to prepaid expenses and will amortize the expense through the one-year term of the agreement.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

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

         On September 26, 2006, the Company issued 1,967,779 shares of common stock to satisfy a convertible note of $25,000 plus accrued interest pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $7,578 due to the difference in market value at the time of issuance.

         On October 2, 2006, the Company issued 2,172,458 shares of common stock to satisfy a convertible note of $25,000 plus accrued interest pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $9,090 due to the difference in market value at the time of issuance.

         On October 2, 2006, the Company issued 66,667 shares of common stock to satisfy a warrant conversion pursuant to a unit purchase agreement, which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants.

         On October 3, 2006, the Company issued 2,014,841 shares of common stock to satisfy a convertible note of $25,000 plus accrued interest pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $10,440 due to the difference in market value at the time of issuance.

         On October 5, 2006, the Company issued 7,817,450 shares of common stock to satisfy a convertible note of $25,000 plus accrued interest pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $37,164 due to the difference in market value at the time of issuance.

         On October 5, 2006, the Company issued 133,334 shares of common stock to satisfy a warrant conversion pursuant to two unit purchase agreement, each of which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants.

         On October 5, 2006, the Company issued 4,000,000 shares of common stock at $.005 per share to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $20,000 and $56,000 was expensed for the difference in market value at the time of issuance.

         On October 5, 2006, the Company issued 2,500,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $47,500 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

         On October 5, 2006, the Company issued 1,060,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $20,140 due to the difference in market value at the time of issuance.

         On October 5, 2006, the Company issued 400,000 shares of common stock PTF as part of an exercised cashless warrants conversion originally issued in February of 2006. The Company expensed $7,600 due to the difference in market value at the time of issuance.

         On October 18, 2006, the Company issued 3,000,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $45,000 due to the difference in market value at the time of issuance.

         On October 18, 2006, the Company issued 633,800 shares of common stock to First Mirage, Inc. as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $5,936 principal and $684 in accrued interest. The Company expensed $2,988 due to the difference in market value at the time of issuance.

         On October 18, 2006, the Company issued 2,106,472 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $22,000 principal. The Company expensed $9,597 due to the difference in market value at the time of issuance.

         On October 19, 2006, the Company issued 2,390,514 shares of common stock to satisfy a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $12,500 due to the difference in market value at the time of issuance.

         On October 25, 2006, the Company issued 5,000,000 shares of common stock to satisfy a convertible note of $50,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 300,000 Series A&B Warrants. The Company expensed an additional $10,000 due to the difference in market value at the time of issuance.

         On October 25, 2006, the Company issued 133,334 shares of common stock to satisfy a warrant conversion pursuant to two unit purchase agreement, each of which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $1,600 due to the difference in market value at the time of issuance.

         On October 27, 2006, the Company issued 1,700,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $20,400 due to the difference in market value at the time of issuance.

         On November 1, 2006, the Company issued 5,102,041 shares of common stock to Professional Traders Fund as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $40,000 principal. The Company expensed $5,408 due to the difference in market value at the time of issuance.

         On November 9, 2006, the Company issued 5,060,335 shares of common stock to Professional Traders Fund as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $26,000 principal. The Company expensed $39,784 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

         On November 9, 2006, the Company issued 6,281,967 shares of common stock at $.0049 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The issuance reduced the debt by $30,000 principal and $1,045 in accrued interest. The Company expensed $50,621 due to the difference in market value at the time of issuance.

         On November 13, 2006, the Company issued 2,500,000 shares of common stock to satisfy a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. There was no additional expense due to the difference in market valuation at the time of issuance.

         On November 13, 2006, the Company issued 66,667 shares of common stock to satisfy a warrant conversion pursuant to a unit purchase agreement, which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed $627 due to the difference in market value at the time of issuance.

         On November 14, 2006, the Company issued 2,500,000 shares of common stock to satisfy a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. There was no additional expense due to the difference in market valuation at the time of issuance.

         On November 20, 2006, the Company issued 2,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $14,000 due to the difference in market value at the time of issuance.

         On November 22, 2006, the Company issued 5,265,005 shares of common stock to Professional Traders Fund as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $30,000 principal. The Company expensed $6,855 due to the difference in market value at the time of issuance.

         On November 27, 2006, the Company issued 4,919,323 shares of common stock to Professional Traders Fund as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $25,000 principal. The Company expensed $10,419 due to the difference in market value at the time of issuance.

         On November 28, 2006, the Company issued 1,700,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $12,580 due to the difference in market value at the time of issuance.

         On November 28, 2006, the Company issued 5,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $37,000 due to the difference in market value at the time of issuance.

         On December 7, 2006, the Company issued 5,221,387 shares of common stock at $.0048 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $13,116 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - COMMON STOCK (Continued)

         On December 7, 2006, the Company issued 4,668,534 shares of common stock at $.0042 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $20,000 principal and the Company expensed an additional $14,080 due to the difference in market value at the time of issuance.

         On December 8, 2006, the Company issued 2,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $15,200 due to the difference in market value at the time of issuance.

         On December 18, 2006, the Company issued 1,400,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $8,400 due to the difference in market value at the time of issuance.

         On December 18, 2006, the Company issued 4,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $24,000 due to the difference in market value at the time of issuance.

         On December 18, 2006, the Company issued 7,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $7,000 and $35,000 was expensed for the difference in market value at the time of issuance.

         On December 31, 2006, the Company had 250,000,000 common shares authorized, of which 212,914,952 was issued and outstanding. As of December 31, 2006, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 718,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances consist of the following:

                                                                                                                  December 31,
                                                                                                                      2006
                                                                                                    Exercise      ------------
                                                                                      Warrants        Price         Valuation
                                                                                    ------------   ------------   ------------
October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a).                       250,000   $       0.75   $         11
December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b).                     600,000           1.50             16
December 21, 2004 issuance of 200,000 warrants; expiration 2009 (k).                     200,000           1.50              5
March 4, 2005 issuance of 2,250,000 series A warrants; expiration 2010 (d).            2,250,000           0.50            126
March 4, 2005 issuance of 2,250,000 series B warrants; expiration 2010 (d).            2,250,000           1.00             56
April 18, 2005 issuance of 2,400,000 series B warrants; expiration 2010 (f).             150,000           1.00             12
February 14, 2006 issuance of 10,260,028 warrants; expiration 2007 (g).                5,460,028           0.05              2
February 14, 2006 issuance of 5,000,000 warrants; expiration 2009 (h).                 5,000,000           0.10          1,176
April 5, 2006 issuance of 1,187,083 warrants; expiration 2009 (i).                     1,187,083            .21            141
May 18, 2006 issuance of 5,000,000 options; expiration 2011 (j).                       5,000,000            .05        238,423
May 18, 2006 issuance of 5,000,000 options; expiration 2011 (j).                       3,000,000            .05        143,054
                                                                                    ------------                  ------------

                                                                 TOTALS:              22,647,111                  $    383,022
                                                                                    ============                  ============


                                                                                                       Avg.
                                                                                      Warrants     Ex. Price ($)    Valuation
                                                                                    ------------   ------------   ------------
Total Options/Warrants outstanding as of December 31, 2005                            34,410,028   $        .16      5,559,687
------------------------------------------------------------------------------------------------------------------------------

Options/Warrants Issued                                                               26,447,111            .05        478,165

Options/Warrants Expired / Cancelled                                                 (12,260,028)         (0.10)    (1,380,510)

Options/Warrants Exercised                                                           (25,950,000)         (0.10)    (4,274,320)
------------------------------------------------------------------------------------------------------------------------------

Total Warrants outstanding as of December 31, 2006                                    22,647,111   $       0.22        383,022
                                                                                    ==========================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (a) On October 6, 2004, the Company obtained a $250,000 loan from a third party due on April 6, 2005 at an 8% annual interest rate. In consideration of this loan, the Company issued a convertible promissory note along with 250,000 common stock warrants exercisable at $2.00. According to the limitations set forth in the promissory note, the payee may not convert an outstanding principal and/or accrued interest amount in excess of 4.999% of the total number of common stock shares outstanding. Additionally, the Company had pledged a portion of their equipment to the third party under the UCC guidelines. On February 22, 2005, this promissory note was satisfied through a unit deal transaction. However, the warrants originally issued were changed to an exercise price of $0.75. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (b) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to these lenders, the Company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (k) On December 21, 2004, the Company issued 200,000 common stock warrants at $1.50 as commission fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (c) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00 Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On February 2, 2006, a holder of 2,100,000 Series A warrants exercised these warrants on a cashless basis, pursuant to which the holder received 700,000 shares of common stock and 700,000 Series B warrants. On February 17, 2006, this holder exercised 700,000 Series B warrants, pursuant to which the holder received 233,333 shares of common stock. On March 14, 2006, another holder of 1,200,000 Series A warrants exercised on a cashless basis, pursuant to a settlement agreement on 7% senior secured underlying notes in which the holder waived their rights to all series B warrants. On March 14, 2006, the third holder of the remaining 600,000 Series A warrants exercised on a cashless basis. On June 29, 2006, they then exercised the remaining Series B warrants awarded from the exercise of the Series A warrants.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (d) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the twelve months ended December 31, 2006, 1,350,000 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

         (e) On April 15, 2005, the Company engaged in a financial advisory agreement with a third party for assistance with its strategic planning and capital structure evaluation and analysis. Compensation for this advisor included the issuance of ten
                  (10) units; each of which consisted of a $25,000 senior secured convertible 7% note due March 31, 2006 and 150,000 Series A warrants, which are convertible into one (1) share of common stock at an exercise price of $.50, and one (1) Series B Warrant. Each Series B Warrant is convertible into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $250,000. On April 18, 2005, these obligations were satisfied through a unit deal transaction. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. As of the twelve months ended December 31, 2006, the warrant holders waived any and all rights to exercise these warrants as part of settlement agreement involving underlying 7% senior secured convertible notes. The valuations have been closed out.

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On February 17, 2006, as part of a settlement agreement with one of the holders, the holder exercised 150,000 Series A warrants on a cashless bases, pursuant to which the holder received 50,000 shares of common stock, constituting full satisfaction of the 150,000 Series A Warrants under the terms of the settlement agreement. See Note 17. On March 14, 2006, the remaining holder of the 2,250,000 Series A warrants forgave 750,000 Series A warrants and exercised the balance on a cashless basis pursuant to a settlement agreement on the underlying 7% senior secured convertible notes originally issued with the warrants. On June 29, 2006, they then exercised the remaining Series B warrants awarded from the exercise of the Series A warrants.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On February 14, 2006, as part of a settlement agreement with the lender, the Company amended and restated this warrant issuance to reflect a $0.05 per share exercise price. See Note 17. On May 24, 2006 the holder exercised 1,600,000 warrants on a cashless basis pursuant to which they received 400,000 shares common stock based on the terms of the issuance. The Company expensed $24,000 due the difference in market value at the time of issuance. As of the twelve months ended December 31, 2006, the holder continues to exercise periodic partial conversions, to which 4,800,000 warrants have now been retired.

         (h) On February 14, 2006, the Company issued 5,000,000 warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. See Note 16.

         (i) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 1,187,083 warrants were issued Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (j) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $.05 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 2,000,000 shares vesting immediately, (ii) options to purchase up to 2,000,000 shares vesting upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and
                  (iii) options to purchase up to 1,000,000 shares vesting six months after the date of the option agreements. The 10,000,000 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 2,000,000 of these options would vest six months from issuance and 4,000,000 million would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 2,000,000 options initially awarded to him would remain vested and 1,000,000 options would be allowed to vest in six months. 2,000,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 2,000,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation.

                  On December 31, 2006, the Company had 250,000,000 common shares authorized, of which 212,914,952 was issued and outstanding. As of December 31, 2006, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 718,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 15 - RELATED PARTY TRANSACTIONS

         The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $543,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

         During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender had made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded an accrued liability for indemnification obligations to the officers of $390,000, the fair value of the pledged shares lost in the foreclosure. In January 2007, the Company entered into an indemnity agreement with one of the officers by which the Company issued 260,000 shares of Series C Preferred Stock to the officer in satisfaction of the Company's indemnification obligation. See Note 17.

         On May 31, 2006, the Company entered into a one (1) year consulting agreement with the former CEO and President for the purposes of procuring other mining opportunities on a non-exclusive basis and to advise the Company with respect to mining operations and matters related thereto. Compensation shall be paid at $10,000 per month, with a royalty payment of 1% of gross sales on all mine products, including but not limited to coal, oil and gas, that originate from mines and/or wells introduced to the Company pursuant to the consultant's performance efforts for a period of six (6) years after the termination of the said agreement. Additionally, the consultant had been previously issued certain options pursuant to his employment contract with the Company. The first option to purchase 2,000,000 shares was deemed to have vested on May 18, 2006, and a second option to purchase 1,000,000 shares would vest six months from the signing of the consulting agreement.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The bank's insurer commenced an action in Pike County Court, Kentucky against Quest Energy, the Company's subsidiary, for subrogation of monies it has paid to the bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals. The insurer alleged that former employees or associates of Quest Energy, including the Company's former CEO and CFO, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the bank and the insurer contending that the negligent actions and inactions by the bank caused severe damage and loss to Quest Energy and the Company.

         Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of December 31, 2006, no outcome has been determined.

         In light of these occurrences and due in part to the apparent participation of its former Chief Financial Officer in this scheme, the Company determined that the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(f) have not been effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The Company is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco. As part of the settlement, Gwenco received mining permit renewal and transfer documentation, which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 3,500,000 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The Company also assumed two promissory notes made by the former owner of Gwenco in the aggregate principal amount of $290,561. The notes are in default. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         On or about December 3, 2003, a third party individual delivered $300,000.00 (the "Funds") to an attorney-client trust account. The individual alleges that the payment of the Funds was a loan to the Company's former controlling stockholder for the purpose of acquiring a controlling interest in the Company's common stock and for payment of legal fees in connection therewith. On or about December 23, 2003, the former controlling stockholder purchased 800,000 shares of the Company's "pre-split" common stock for $275,000, which purchase was paid for out of the Funds. The Company and the former controlling stockholder incurred an additional $25,000 in legal fees in connection with this purchase and the resulting change in control of the Company, which fees were also paid for out of the Funds. The individual has alleged that the Company and the third party stockholder are obligated to repay the Funds and has demanded repayment of all Funds from the third party stockholder and the Company (the "Claim"). The Company denied the validity as a matter of fact and law of any and all of the Claim.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         On April 1, 2006, the Company entered into a settlement and release agreement with the investor to dispose of and resolve fully and completely any and all disputes, claims, issues and differences between them arising out of the Claim. In connection therewith, Quest issued a convertible promissory note to the investor in the principal amount of $300,000.00 in exchange for a full and unconditional release of the Claim. On June 6, 2006, the Company entered into a settlement agreement with First Mirage, Inc. ("First Mirage"), resolving all outstanding disputes under the unit purchase agreements with First Mirage and any and all documents related thereto. The Company issued First Mirage amended and restated convertible notes in the aggregate principal amounts of $200,000.00 and $50,000, respectively, payable on or before February 22, 2007 and April 18, 2007, respectively, convertible into the Company's common stock initially at a rate of $.075 per share, subject to adjustment. In addition, the Company issued First Mirage share certificates representing 400,000 shares of the Company's common stock in consideration of First Mirage's exercise in full (on a cashless basis) of all Series A warrants held by them. First Mirage waived any rights arising out of or relating to a Series A Warrant purportedly issued in April 2005, any shares of common stock issuable upon exercise of such Series A Warrant, any Series B Warrant issuable upon exercise of such Series A Warrant, or any shares of common stock issuable upon exercise of such a Series B Warrant. All of the provisions contained in the unit purchase agreements, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any claims or damages previously incurred under the unit purchase agreements due to the Company's default thereunder, including any defaults under the registration rights agreement entered into in connection with the unit purchase agreements. All of the provisions contained in the registration rights agreement entered into in connection with the unit purchase agreement, solely as to First Mirage, were terminated and of no further force and effect. In addition, First Mirage waived any and all right to any liquidated damages previously incurred under the registration rights agreement.

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2006, the Company remains in default. .

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

         Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See
         Note 17.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 17 - SUBSEQUENT EVENTS

         As set forth in Note 9(e), the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
         (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged the transaction. Since September 30, 2006, the Company has amended and restated the unit agreements to mature on February 22, 2007 with most of the remaining lenders, of which, several have converted the principal and interest into common stock pursuant to the notes to satisfy the obligations. Subsequently, the remaining obligations have matured and are currently in default. The Company is negotiating with the remaining few lenders to restructure their obligations.

         On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and was convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. As of December 31, 2006, the note was in default. Subsequently, the Company has restructured the debt.

         During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender had made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded an accrued liability for indemnification obligations to the officers of $390,000, the fair value of the pledged shares lost in the foreclosure. In January 2007, the Company entered into an indemnity agreement with one of the officers by which the Company issued 260,000 shares of Series C Preferred Stock to the officer in satisfaction of the Company's indemnification obligation. The Company is currently negotiating the terms of indemnification of with the other former officer as a result of this foreclosure.

         On February 9, 2007, the Company's stockholders authorized the Company to take the following actions: (i) to amend the articles of incorporation to increase the number of shares of common stock that were authorized to issue form 250,000,000 to 975,000,000; (ii) to amend the articles of incorporation authorizing the board of directors to effectuate a stock split or reversed stock split without stockholder approval; (iii) a resolution to authorizing the directors to change the Company's name to be determined by the board at a later date.

         On February 21, 2007, the board of directors of the Company adopted its 2007 Stock Incentive Plan, which allows for the issuance of up to 70,000,000 shares of the Company's common stock to officers, employees, directors, consultants, and advisors. The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 17 - SUBSEQUENT EVENTS (Continued)

         On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $.05 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 2,000,000 shares vesting immediately, (ii) options to purchase up to 2,000,000 shares vesting upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares vesting six months after the date of the option agreements. On May 31, 2006, the President resigned. However, based on a consulting agreement that followed, it was agreed that the first 2,000,000 options awarded to him would remain vested. Subsequently, on January 2, 2007, the option agreement was terminated.

         On February 28, 2007, one of the Company's wholly-owned subsidiaries, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Company nor any of its other subsidiaries were included in the filing. As a result, all pending legal actions against Gwenco, including the pending foreclosure actions, were automatically stayed.

         As of December 31, 2006, Gwenco had assets of $5,424,155, which included all the mineral rights of the Company valued at $5,210,471, and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $4,623,204. Of these liabilities, $2,299,482 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at December 31, 2006.

         The following is the combined balance sheet of the Company at December 31, 2006, which includes Gwenco, Inc. and the Company and its other subsidiaries:

                          QUEST MINERALS & MINING CORP.
                             COMBINED BALANCE SHEET
                                DECEMBER 31, 2006

                                                                     QUEST & SUB        GWENCO       ADJUSTMENTS        COMBINED
                                                                     ------------    ------------    ------------    ------------
                                     ASSETS
Current Assets
  Cash                                                                         52              --                    $         52
  Receivables                                                                  --              --                              --
                                                                     ------------    ------------    ------------    ------------
      Total current assets                                                     52              --                              52

Leased Mineral Reserves, net (Note 2 & 5)                                      --       5,210,471                       5,210,471
Equipment, net (Note 6)                                                        --         176,384                         176,384
Deposits                                                                    1,000          37,300                          38,300
Prepaid consulting Expense                                                 71,000              --                          71,000
Intercompany, net                                                              --              --                              --
Other receivables, net (Note 7)                                                --              --                              --
                                                                     ------------    ------------    ------------    ------------
            TOTAL ASSETS                                             $     72,052    $  5,424,155    $               $  5,496,207
                                                                     ============    ============    ============    ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  1,979,591    $    618,806                    $  2,598,397
  Loans payable (Note 9)                                                2,991,993         687,391                       3,679,384
  Bank loans (Note 9)                                                          --       1,017,525                       1,017,525
  Related party loans (Note 9)                                            713,514              --                         713,514
                                                                     ------------    ------------    ------------    ------------
            TOTAL CURRENT LIABILITIES                                   5,685,098       2,323,722                       8,008,820

Other Liabilities
  Intercompany                                                                 --       2,299,482      (2,299,482)             --
  Derivative Liability (Note 7)                                         1,420,588              --                       1,420,588
  Unearned revenues (Note 8)                                                   --              --                              --
                                                                     ------------    ------------    ------------    ------------
            TOTAL LIABILITIES                                           7,105,686       4,623,204      (2,299,482)      9,429,408

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                          453              --                             453
    SERIES B - issued and outstanding 48,284 shares                            --              48                              48

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 428,478,277 shares                             212,919           4,500          (4,500)        212,919

  Equity held in escrow (Note 12)                                        (587,500)             --                        (587,500)

  Deferred Stock Compensation (Note 13)                                   (95,370)             --                         (95,370)

  Paid-in capital (Note 14)                                            44,071,070       2,557,049                      46,628,119
  Accumulated Deficit                                                 (50,635,206)     (1,760,646)      2,303,982     (50,091,870)
                                                                     ------------    ------------    ------------    ------------
Total Stockholders' Equity                                             (7,033,634)        800,951       2,299,482      (3,933,201)
                                                                     ------------    ------------    ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     72,052    $  5,424,155    $         --    $  5,496,207
                                                                     ============    ============    ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company's previously issued financial statements have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by an informal inquiry, and thereafter, a formal investigation regarding an unrelated company, which is being conducted by the United States Securities and Exchange Commission upon its review of the Company's annual and quarterly reports filed pursuant to the Securities Act of 1934, as amended. After review of the inquiry and investigation and further analysis, the Company determined that it incorrectly evaluated its embedded derivative liability and warrant liability accounting treatment in connection with convertible debt and warrant financing transactions and did not adequately assess and measure derivative liability values on a quarterly basis. The Company also found that it had incorrectly recorded the fair value of warrants as deferred warrant expense and thereafter amortized the fair value over the life of the accompanying convertible note. The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

         The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated.

         2005 Statement of Operations

         The Company restated previously recognized deferred warrant expense by $14,346,143 in 2005, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         The Company restated previously recognized selling, general, and administrative expenses by $138,666 in 2005 due to reclassification of commission expenses, which involved the reversal of amortization costs that were originally capitalized.

         The Company restated previously recognized interest expense by $1,536,079 in 2005 due to a reclassification of amortization expenses coupled with the cancellation and reissuance of certain warrants that have been subsequently reversed.

         The Company recorded a loss on derivative expense of $4,360,834 in 2005 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         As a result of the foregoing, the Company restated basic and diluted loss per common share by $0.23 in 2005 due to the reduction in net loss of the Company.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

         2005 Balance Sheet

         Adjustments were made to deferred stock option/warrant expense of $3,097,903 as of December 31, 2005, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         Adjustments were made to record a derivative liability of $6,557,730 as of December 31, 2005 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         Adjustments were made to stockholder's equity (deficit) to reflect the restatements to the statements of operations.

         2004 Statement of Operations

         The Company restated previously recognized depreciation and amortization by $21,732 in 2004, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         The Company recorded a loss on derivative expense of $2,196,896 in 2004 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         As a result of the foregoing, the Company restated basic and diluted loss per common share by ($0.05) in 2004 due to the increase in net loss of the Company.

         2004 Balance Sheet

         Adjustments were made to deferred stock option/warrant expense of $903,068 as of December 31, 2004, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         Adjustments were made to record a derivative liability of $2,196,896 as of December 31, 2004 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

         Adjustments were made to stockholder's equity (deficit) to reflect the restatements to the statements of operations.

         Adjustments

         The consolidated financial statements as of December 31, 2005 and 2004 and for the years then ended, and the notes thereto, have been restated to include the items described above. The following financial statement line items were impacted:

Consolidated Balance Sheet
                                                        As Previously        Restated          As Previously          Restated
                                                     Reported Year Ended    Year Ended      Reported Year Ended      Year Ended
                                                         December 31,      December 31,         December 31,        December 31,
                                                             2005              2005                 2004                2004
                                                      ---------------     ---------------     ---------------     ---------------
Deferred stock option/warrant issuance, net           $     3,097,903     $            --     $       903,068     $            --
Total assets                                               10,262,571           7,164,668           7,393,308           6,490,240
Derivative liability                                               --           6,557,730                  --           2,196,896
Total liabilities                                           7,773,864          14,331,594           5,666,377           7,863,274
Paid-in capital                                            62,189,653          43,049,130          40,669,688          39,744,888
Accumulated deficit                                       (59,183,787)        (49,698,697)        (38,727,915)        (40,903,080)
Total stockholders' equity (deficit)                        2,488,707          (7,166,926)          1,726,931          (1,373,034)


Consolidated Statements of Operations

                                                        As Previously        Restated          As Previously          Restated
                                                     Reported Year Ended    Year Ended      Reported Year Ended      Year Ended
                                                         December 31,      December 31,         December 31,        December 31,
                                                             2005              2005                 2004                2004
                                                      ---------------     ---------------     ---------------     ---------------
Selling, general, and administrative                  $     2,929,357     $     2,790,691     $    10,481,839     $    10,481,839
Interest                                                    2,412,678             876,599             668,353             668,353
Deferred warrants expense                                  14,346,143                  --                  --                  --
Depreciation and amortization                                  67,849              67,849              99,351              77,619
Total operating expenses                                   20,812,613           4,791,725          40,917,783          40,896,052
Loss from operations                                      (20,455,872)         (4,434,984)        (38,005,209)        (37,983,478)
Loss on derivatives                                                --          (4,360,834)                 --          (2,196,896)
Net loss                                                  (20,455,872)         (8,795,818)        (38,005,209)        (40,180,374)
Basic and diluted loss per common share                         (0.40)              (0.17)              (0.97)              (1.02)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 19 - QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the interim periods in the years ended December 31, 2006 and 2005. See
         Note 18 for discussion regarding restatement adjustments.



                                      As Previously                   As Previously                  As Previously
                                        Reported        Restated        Reported        Restated       Reported         Restated
                                      Quarter Ended   Quarter Ended   Quarter Ended   Quarter Ended  Quarter Ended   Quarter Ended
                                        March 31,        March 31,      June 30,        June 30,      September 30,   September 30,
                                          2005             2005           2005            2005            2005            2005
                                      ------------    ------------    ------------    ------------    ------------    ------------
Revenue:
   Coal revenues                      $    304,151    $    304,151    $     52,590    $     52,590    $         --    $         --
   Interest and other                           --              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------

          Total Revenues                   304,151         304,151          52,590          52,590              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------

Expenses:
Deferred warrant amortization            1,856,865              --       4,184,415              --       4,176,577              --

Deferred stock compensation                     --              --              --              --                              --
Production costs                           399,210         399,210          64,005          64,005              --              --
Selling, general and administrative        527,353         679,833         923,607         937,607         710,721         615,930
Interest                                    64,724          64,724         125,790          78,327       1,566,506          77,887
Depreciation and amortization               26,302          26,302          19,728          19,728          12,388          12,388

          Total Operating Expenses       2,874,434       1,170,069       5,317,545       1,099,667       6,466,192         706,205
                                      ------------    ------------    ------------    ------------    ------------    ------------

Loss from Operations                    (2,570,283)       (865,918)     (5,264,955)     (1,047,077)     (6,466,192)       (706,205)

Other Income (Expense):
 Gain (loss) derivatives                        --      (6,868,387)             --       4,715,994              --         (87,570)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes       (2,570,283)     (7,734,305)     (5,264,955)      3,668,917      (6,466,192)       (793,775)
                                      ------------    ------------    ------------    ------------    ------------    ------------

Provision for income taxes                      --              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------

Net income (loss)                     $ (2,570,283)   $ (7,734,305)     (5,264,955)   $  3,668,917    $ (6,466,192)   $   (793,775)
                                      ============    ============    ============    ============    ============    ============

Basic income (loss) per common
 share                                $      (0.06)   $      (0.17)   $      (0.11)   $       0.08    $      (0.13)   $      (0.02)
                                      ============    ============    ============    ============    ============    ============
Diluted income (loss) per common
 share                                $      (0.06)   $      (0.17)   $      (0.11)   $       0.07    $      (0.13)   $      (0.02)
                                      ============    ============    ============    ============    ============    ============
Weighted average common shares
 outstanding                            46,584,420      46,584,420      47,521,233      47,521,233      48,506,008      48,506,008
                                      ============    ============    ============    ============    ============    ============
Weighted average diluted shares
 outstanding                            46,584,420      46,584,420      47,521,233      51,624,994      48,506,008      48,506,008
                                      ============    ============    ============    ============    ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 19 - QUARTERLY FINANCIAL STATEMENTS (UNAUDITED) (Continued)

                                     As Previously                  As Previously                    As Previously
                                       Reported        Restated        Reported        Restated        Reported       Restated
                                    Quarter Ended   Quarter Ended   Quarter Ended   Quarter Ended    Quarter Ended  Quarter Ended
                                       March 31,       March 31,       June 30,        June 30,      September 30,   September 30,
                                         2006            2006            2006            2006            2006            2006
                                     ------------    ------------    ------------    ------------    ------------    ------------
Revenue:
 Coal revenues                       $         --    $         --    $         --    $         --    $         --    $         --
 Interest and other                            --              --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

          Total Revenues                       --              --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Expenses:
Deferred warrant amortization           1,930,782              --          77,231              --           3,965              --
Deferred stock compensation                    --              --              --         190,739              --              --
Production costs                               --              --              --              --              --              --
Selling, general and administrative     1,400,257         736,117         664,059       1,813,811         822,619       1,048,180
Interest                                  468,094         468,094          74,061          74,061          71,321         104,756
Depreciation and amortization              13,421          13,421          13,421          13,421          13,421          13,421

          Total Operating Expenses      3,812,554       1,217,632         828,772       2,092,032         911,326       1,166,357
                                     ------------    ------------    ------------    ------------    ------------    ------------

Loss from Operations                   (3,812,554)     (1,217,632)       (828,772)     (2,092,032)       (911,326)     (1,166,357)

Other Income (Expense):
 Gain (loss) on derivatives                    --       2,481,387              --       2,834,222              --        (620,504)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Income (loss) before income taxes      (3,812,554)      1,263,755        (828,772)        742,190        (911,326)     (1,786,861)
                                     ------------    ------------    ------------    ------------    ------------    ------------

Provision for income taxes                     --              --              --              --              --              --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Net income (loss)                    $ (3,812,554)   $  1,263,755    $   (828,772)   $    742,190    $   (911,326)   $ (1,786,861)
                                     ============    ============    ============    ============    ============    ============
Basic income (loss) per common
 share                               $      (0.05)   $       0.02    $      (0.01)   $       0.01    $      (0.01)   $      (0.02)
                                     ============    ============    ============    ============    ============    ============
Diluted income (loss)
 per common share                    $      (0.05)   $       0.01    $      (0.01)   $       0.01    $      (0.01)   $      (0.02)
                                     ============    ============    ============    ============    ============    ============

Weighted average common shares
 outstanding                           73,855,818      73,855,818      84,821,140      84,821,140     101,275,011     101,275,011
                                     ============    ============    ============    ============    ============    ============
Weighted average diluted shares
 outstanding                           73,855,818      84,851,429      84,821,140     120,893,997     101,275,011     101,275,011
                                     ============    ============    ============    ============    ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 19 - QUARTERLY FINANCIAL STATEMENTS (UNAUDITED) (Continued)

         The following is a summary of the quarterly balance sheets for the interim periods in the years ended December 31, 2006 and 2005. See Note 18 for discussion regarding restatement adjustments.

                                      As Previously                    As Previously                  As Previously
                                         Reported        Restated        Reported        Restated        Reported        Restated
                                      Quarter Ended   Quarter Ended    Quarter Ended  Quarter Ended    Quarter Ended   Quarter Ended
                                         March 31,      March 31,        June 30,        June 30,      September 30,   September 30,
                                           2005            2005            2005            2005            2005            2005
                                       ------------    ------------    ------------    ------------    ------------    ------------
Assets
   Current Assets
   Cash                                $     16,585    $     16,585    $      3,919    $      3,919    $      2,241    $      2,241
   Receivables                                   --              --              --              --              --              --
          Total current assets               16,585          16,585           3,919           3,919           2,241           2,241

Leased mineral reserves, net              5,213,977       5,213,977       5,210,471       5,210,471       5,410,471       5,410,471
Equipment, net                              568,182         568,182         551,960         551,960         424,572         424,572
Deposits                                     23,000          23,000              --              --              --              --
Prepaid consulting expense                       --              --              --              --              --              --
Other receivables, net                      668,000         668,000         668,000         668,000       7,267,814         668,000
Deferred stock option/warrant
 issuance, net                           13,813,283              --      11,437,725              --              --              --

Total assets                           $ 20,303,027    $  6,489,744    $ 17,872,075    $  6,434,350    $ 13,773,098    $  6,505,284

Liabilities and stockholder's
 equity (deficit)

Current liabilities
Accounts payable and accrued
 expenses                              $  2,299,691    $  2,299,671    $  2,281,533    $  2,281,533    $  2,521,071    $  2,521,071
Loans payable                             2,115,228       2,115,228       3,161,549       3,161,549       2,798,228       2,798,228
Bank loans                                1,068,366       1,068,366       1,068,366       1,068,366       1,068,366       1,068,366
Related party loans                         280,534         280,534         244,034         244,034         244,034         244,034

Total current liabilities                 5,763,819       5,763,799       6,755,482       6,755,482       6,631,699       6,631,699

Other liabilities
Derivative liability                             --       9,065,283              --       4,349,289              --       4,436,859
Unearned revenues                           668,000         668,000         668,000         668,000         668,000         668,000
Long-term liabilities                       100,000         100,000         100,000         100,000         100,000              --

Total liabilities                         6,531,819      15,597,082       7,523,482      11,872,771       7,399,699      11,836,558

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001,
 10,000,000 shares authorized
   Series A                                     453             453             453             453             453             453
   Series B                                     386             386             386             386             386             386

Common stock, par value $0.001,
 250,000,000 shares authorized               47,522          47,522          47,522          47,522          54,752          54,752

Equity held in escrow                      (587,500)       (587,500)       (587,500)       (587,500)       (587,500)       (587,500)


Paid-in capital                          55,608,565      40,069,185      57,450,885      40,069,185      59,934,653      40,962,880
Accumulated Deficit                     (41,298,198)    (48,637,384)    (46,563,153)    (44,968,467)    (53,029,345)    (45,762,245)

Total stockholder's equity               13,771,228      (9,107,338)     10,348,593      (5,438,421)      6,373,399      (5,331,274)

Total liabilities and
 stockholders' equity                  $ 20,303,027    $  6,489,744    $ 17,872,075    $  6,434,350    $ 13,773,098    $  6,505,284

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 19 - QUARTERLY FINANCIAL STATEMENTS (UNAUDITED) (Continued)

                                    As Previously                   As Previously                   As Previously
                                       Reported         Restated       Reported         Restated       Reported        Restated
                                    Quarter Ended    Quarter Ended  Quarter Ended    Quarter Ended   Quarter Ended   Quarter Ended
                                       March 31,        March 31,      June 30,         June 30,     September 30,   September 30,
                                         2006             2006           2006             2006           2006            2006
                                     ------------    ------------    ------------    ------------    ------------    ------------
Assets
   Current Assets
   Cash                              $      3,307    $      3,307    $        985    $        985    $      1,528    $      1,528
   Receivables                                 --              --              --              --              --              --
          Total current assets              3,307           3,307             985             985           1,528           1,528

Leased mineral reserves, net            5,210,471       5,210,471       5,210,471       5,210,471       5,210,471       5,210,471
Equipment, net                            392,361         392,361         378,940         378,940         365,519         365,519
Deposits                                       --              --              --              --           1,000           1,000
Prepaid consulting expense                316,500         316,500         336,200         336,200         149,850         149,850
Other receivables, net                    698,301         698,301         719,163         719,163         725,109         725,109
Deferred stock option/warrant
 issuance, net                            155,860              --          15,860              --          11,895              --

Total assets                         $  6,776,800    $  6,620,940    $  6,661,619    $  6,645,759    $  6,465,372    $  6,453,477

Liabilities and stockholder's
 equity (deficit)

Current liabilities
Accounts payable and accrued
 expenses                            $  2,448,852    $  2,448,852    $  2,593,345    $  2,792,833    $  2,406,124    $  2,639,047
Loans payable                           2,508,864       2,508,864       2,444,588       3,431,979       3,041,762       4,064,153
Bank loans                              1,047,436       1,047,436       1,047,436       1,047,436         726,964       1,017,525
Related party loans                       695,000         695,000         695,000         695,000         737,131         737,131

Total current liabilities               6,700,152       6,700,152       6,780,369       7,967,248       6,911,981       8,457,856

Other liabilities
Derivative liability                           --       4,076,343              --       1,242,121              --       1,862,625
Unearned revenues                         668,000         668,000         668,000         668,000         668,000         668,000

Total liabilities                       7,368,152      11,444,495       7,448,369       9,877,369       7,579,981      10,988,481

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001,
 10,000,000 shares authorized
   Series A                                   453             453             453             453             453             453
   Series B                                   386             386             386             386              48              48

Common stock, par value $0.001,
 250,000,000 shares authorized             78,807          78,807          88,719          88,719         113,103         113,103

Equity held in escrow                    (587,500)       (587,500)       (587,500)       (587,500)       (587,500)       (587,500)

Deferred stock compensation              (190,739)       (190,739)

Paid-in capital                        62,912,843      44,119,441      63,636,305      45,150,022      64,095,726      45,609,443
Accumulated Deficit                   (62,996,341)    (48,435,142)    (63,925,113)    (47,692,951)    (64,736,439)    (49,479,812)

Total stockholder's equity               (591,352)     (4,823,555)       (786,750)     (3,231,610)     (1,114,609)     (4,535,004)

Total liabilities and
 stockholders' equity                $  6,776,800    $  6,620,940    $  6,661,619    $  6,645,759    $  6,465,372    $  6,453,477

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 8A. CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

         We did not design and maintain effective entity-level controls as defined in the Internal Control--Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Specifically:

         1. We lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments, and under Emerging Issues Task Force 00-19, was appropriate. Procedures relating to convertible debt and warrant financing transactions did not operate effectively to (a) properly evaluate embedded derivative liability and warrant liability accounting treatment, (b) meet the documentation requirements of SFAS No. 133 and EITF 00-19, and (c) adequately assess and measure derivative liability values on a quarterly basis. This material weakness resulted in a restatement of prior financial statements, as described in Note 18 to the Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

         2. We did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements and low materiality thresholds. This material weakness contributed to the restatement of prior financial statements, as described in Note 18 to the Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

         3. Due to the previously reported material weaknesses, as evidenced by the restatements related to derivative liabilities, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

         These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these deficiencies, our original Annual Report on Form 10-KSB did not contain all material information which is required to be disclosed, and in particular, our financial statements for the fiscal year ended December 31, 2006. In addition, we have restated our financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim financial statements for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006.

         These significant deficiencies in the design and operation of our internal controls include the needs to hire additional staffing and to provide training to existing and new personnel in SEC reporting requirements and generally accepted accounting principles. Furthermore, the deficiencies include the need for formal control systems for journal entries and closing procedures, the need to form an independent audit committee as a form of internal checks and balances and oversight of our management, to implement budget and reporting procedures, and the need to provide internal review procedures for schedules, SEC reports, and filings prior to submission to the auditors and/or filing with the SEC.

         These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review. We will continue to take additional steps necessary to remediate the material weaknesses described above.

         Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

Item 8B. OTHER INFORMATION.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

         Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name                  Age                        Position
-----------------------    -----       ---------------------------------------
Eugene Chiaramonte, Jr.     62         President, Secretary, and sole Director

         Eugene Chiaramonte, Jr. is Quest's President and Secretary and is one of Quest's directors. Mr. Chiaramonte was appointed as Secretary and Vice President in February, 2004 and President in May, 2006. From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group. He assumed the position of secretary and treasurer of the Auxer Group in 1998. Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group's subsidiary, CT Industries from June 1994 through 2003. Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999. Mr. Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000.

Information about our Board and its Committees.

         Quest does not have either an audit committee, compensation committee, or a nominating committee. It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain its listing on the OTC Bulletin Board, since it only has one director who would serve to act as the committee in any event, and due to the additional and unnecessary costs associated with administering the committees.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2006, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that (1) Mr. Chiaramonte was 1 day late in filing a Form 4 in connection with his disposition of shares of common stock in December 2006,
(2) Mr. Chiaramonte was late in filing a Form 4 in connection with the foreclosure upon shares of his common stock in April 2006, (3) Mr. Wheeler failed to file a Form 4 in connection with the foreclosure upon shares of his common stock in April 2006, and (4) Mr. Wheeler failed to file a Form 4 when he ceased to be an officer, director or stockholder holding more than 10% of the outstanding common stock..

Code of Ethics

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2006 and 2005.

                                                           Summary Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Stock              Option         All Other
   Name and Position           Year      Salary        Bonus       Awards ($)        Awards ($)      Compensation        Total ($)
----------------------------  ------   ----------     --------    -----------       -----------      ------------      ------------
Eugene Chiaramonte             2006    $ 120,0000(1)        --             --       $   143,053(2)             --      $    263,053
President and Secretary        2005        14,000           --             --                --                --      $     14,000

William R. Wheeler             2006    $   50,000(3)        --    $    69,620(4)    $   143,053(2)   $    303,442(5)   $    566,115
Former Chairman, President     2005    $       --           --             --                --      $      8,966(6)   $      8,966
and Chief Executive Officer
(Resigned May 31, 2006)

(1)  $44,000 has been accrued but not paid.

(2) On May 18, 2006, we granted each of Mr. Chiaramonte and Mr. Wheeler a stock option to purchase up to 5,000,000 shares of our common stock at a price of $0.05 per share pursuant to their employment agreements. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

(3)  $10,650 has been accrued but not paid.

(4) Mr. Wheeler provided consulting services to us in 2006, for which we paid him a total of 3,881,818 shares of our common stock valued at $69,620 at the time of grant, which value represents the compensation costs of the stock awards for financial reporting purposes for the year under FAS 123R.

(5) This amount represents amounts accrued and common stock issued for payment of legal fees incurred by Mr. Wheeler which Quest has been paying under its indemnification arrangements with Mr. Wheeler.

(6) Miscellaneous income. Amount does not include repayment of advanced of $44,000 made by Mr. Wheeler.

Outstanding Equity Awards

         The following table sets forth the outstanding option awards granted to the Chief Executive Officer and our other executive officers for services rendered as of December 31, 2006.

                                     Outstanding Equity Awards At Fiscal Year-End

--------------------------------------------------------------------------------------------------------
                             Number of Securities     Number of Securities
                                  Underlying               Underlying           Option        Option
                             Unexercised Options       Unexercised Options     Exercise      Exercise
    Name and Position            Exercisable              Unexercisable         Price          Date
------------------------- ------------------------ ------------------------- -----------  --------------
Eugene Chiaramonte                2,000,000(1)                                   $0.05        5/17/11
President and Secretary           1,000,000(1)                                   $0.05        5/17/11
                                                          2,000,000(1)           $0.05        5/17/11

William R. Wheeler                2,000,000                                      $0.05        5/17/11
Former Chairman,                  1,000,000                                      $0.05        5/17/11
President and Chief
Executive Officer

(1) In January, 2007, Quest and Mr. Chiaramonte mutually agreed to cancel and void these options. No replacement options have been issued.

Employment Agreements

         On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which Quest employs Mr. Chiaramonte as its Vice President. The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement. In addition, Mr. Chiaramonte received options to purchase up to 5,000,000 shares of Quest's common stock at an exercise price of $0.05 per share. The options will vest as follows: (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement.

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

Consulting Agreement

         On May 31, 2006, Quest entered into a consulting agreement with William
R. Wheeler, Quest's former Chief Executive Officer. The agreement is for one year and is renewal for successive periods of two (2) years. The agreement provides for a monthly consulting fee, payable in cash or as a stock award under a stock incentive plan. In addition, Quest shall pay Mr. Wheeler a one percent royalty on gross sales on all mine products that originate from mines and/or wells introduced to Quest by Mr. Wheeler. With respect to the options to purchase up to 5,000,000 shares of Quest's common stock granted to Mr. Wheeler, options to purchase up to 2,000,000 shares were deemed vested, options to purchase up to 1,000,000 shares will vest six months after the date of the consulting agreement, and the balance of the options were voided.

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

         From time to time we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2006.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which Quest's equity securities have been authorized for issuance as of December 31, 2006:


                                       (a)                   (b)                   (c)
------------------------------   -----------------    ------------------    -------------------
Plan Category                       Number of         Weighted-average          Number of
                                  securities to        exercise price           securities
                                  be issued upon       of outstanding           remaining
                                   exercise of            options,            available for
                                   outstanding          warrants and         future issuance
                                     options,              rights              under equity
                                   warrants and                                compensation
                                      rights                                 plans (excluding
                                                                                securities
                                                                               reflected in
                                                                               column (a))
------------------------------   -----------------    ------------------    -------------------
Equity compensation plans
approved by security holders               --               $   --                    --

Equity compensation plans
not approved by security
holders (1)(2)(3)(4)(5)             3,000,000               $ 0.05             1,996,191

Total                               3,000,000               $ 0.05             1,996,191

(1) 2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23 million shares, subject to adjustment, and to date, we have issued 18,643,809 shares and have reserved 3,000,000 shares for option grants.

     Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

     The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

     In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

     Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(2) 2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 30 million shares, subject to adjustment, and to date, we have issued 29,360,000 shares.

     Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

     The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

     In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

     Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report by the following persons:

         o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all of our directors and executive officers as a group.

                                             Number Of Shares
      Name And Address                      Beneficially Owned    Percentage Owned
      ----------------                      ------------------    ----------------
Eugene Chiaramonte, Jr....................     39,445,000(1)                  12.0%


All directors and officers as a group.....     39,445,000                     12.0%


(1) Includes 32,500,000 shares of common stock issuable upon conversion of 260,000 shares of Series C Preferred Stock. Mr. Chiaramonte is our President, Secretary, and sole director. Mr. Chiaramonte's address is 18B East 5th Street, Paterson, NJ 07524.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 12, 2007, we entered into an indemnity agreement with Eugene Chiaramonte, Jr., our President, Secretary, and sole director. Under the indemnity agreement, we issued 260,000 shares of our Series C Preferred Stock to Mr. Chiaramonte to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement. Under the loan agreement, Mr. Chiaramonte personally guaranteed repayment of the loan and pledged 2,000,000 shares of our common stock held by him as collateral for the amounts loaned under the loan agreement. We eventually defaulted under the loan agreement, and the lender foreclosed on the shares which Mr. Chiaramonte had pledged. On the date of foreclosure, Mr. Chiaramonte's shares had a market value of approximately $260,000. The board of directors has determined that Mr. Chiaramonte delivered the guarantee and pledged the shares in the course and scope of his employment with us, as our director, and for our benefit. The board of directors has further determined that Mr. Chiaramonte's conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, our best interests.

         Our board of directors authorized the creation of a series of preferred stock of the company to be known as Series C Preferred Stock, par value $0.001 per share. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.008 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors. The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series C Preferred Stock are not redeemable.

         Pursuant to the articles of amendment to articles of incorporation establishing the Class C Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008.

         The issuance of the Series C Preferred Stock to Mr. Chiaramonte effectively transferred control of the company to Mr. Chiaramonte.

         On June 6, 2006, Quest entered into a two-year agreement to acquire administrative services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., Quest's President and Secretary. The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500.

         On May 31, 2006, Quest entered into a consulting agreement with William
R. Wheeler, Quest's former Chief Executive Officer. The agreement is for one year and is renewal for successive periods of two (2) years. The agreement provides for a monthly consulting fee, payable in cash or as a stock award under a stock incentive plan. In addition, Quest shall pay Mr. Wheeler a one percent royalty on gross sales on all mine products that originate from mines and/or wells introduced to Quest by Mr. Wheeler. With respect to the options to purchase up to 5,000,000 shares of Quest's common stock granted to Mr. Wheeler, options to purchase up to 2,000,000 shares were deemed vested, options to purchase up to 1,000,000 shares will vest six months after the date of the consulting agreement, and the balance of the options were voided.

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

Item 13. EXHIBITS

Exhibit No.    Description
-----------    -----------

3.1 Restated Articles of Incorporation of Sabre, Inc. (now known as Quest Minerals & Mining Corp.), incorporated by reference to Quest's Registration Statement on Form 10-SB filed on December 18, 2000.

3.2 Articles of Amendment to Articles of Incorporation of Tillman International, Inc. (now known as Quest Minerals & Mining Corp.), incorporated by reference to Quest's Definitive Information Statement on Schedule 14C filed on March 16, 2004.

3.3 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., filed herewith.

3.4 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., filed herewith.

3.5 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Quest's Current Report on Form 8-K filed on January 30, 2007.

3.6 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Quest's Definitive Information Statement on Schedule 14C filed on January 29, 2007.

3.7 Bylaws of Tillman International, Inc. (now known as Quest Minerals & Mining Corp.), incorporated by reference to Quest's Registration Statement on Form 10-SB filed on December 18, 2000.

4.1 Specimen Certificate of Quest Mineral & Mining Corp.'s common stock, filed herewith.

4.2            Amended and restated convertible promissory note, filed herewith.

4.3 Form of amended and restated convertible promissory note, incorporated by reference to Quest's Current Report on Form 8-K filed on June 17, 2006.

4.4            Convertible promissory note, filed herewith.

4.5            Secured promissory note, filed herewith.

4.6            Form of convertible promissory note, filed herewith.

4.7            Convertible promissory note, filed herewith.

4.8 Promissory Note dated February 21, 2000, as amended, filed herewith.

4.9 Commercial Installment Note dated January 20, 1997, filed herewith

4.10           Commercial Time Note dated February 21, 2000, filed herewith

4.11           Amended Promissory Note dated August 24, 2006, filed herewith.

4.12           Amended Promissory Note dated August 24, 2006, filed herewith.

4.13 Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on October 25, 2005.

4.14           Form of Warrant, filed herewith.

4.15           Form of Series A Warrant, filed herewith.

4.16           Form of Series B Warrant, filed herewith

4.17 Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on February 21, 2006.

4.18 Amended and Restated Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on February 21, 2006.

4.19           Form of Warrant, filed herewith.

10.1 Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004, incorporated by reference to Quest's Current Report on Form 8-K filed on February 24, 2004.

10.2 Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004, incorporated by reference to Quest's Current Report on Form 8-K filed on May 6, 2004.

10.3 William R. Wheeler Employment Agreement, incorporated by reference to Quest's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.4 Eugene Chiaramonte, Jr. Employment Agreement, incorporated by reference to Quest's Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.5           William R. Wheeler Consulting Agreement, filed herewith.

10.6 Eugene Chiaramonte, Jr. Indemnification Agreement, incorporated by reference to Quest's Current Report on Form 8-K filed on January 30, 2007.

10.7 2006 Stock Incentive Plan, incorporated by reference to Quest's Registration Statement on Form S-8, filed on May 9, 2006 (File No. 333-133939).

10.8 2006 Stock Incentive Plan No. 2, incorporated by reference to Quest's Registration Statement on Form S-8, filed on September 28, 2006 (File No. 333-137645).

10.9           Coal Mining Agreement dated February 23, 2007, filed herewith.

10.10          Stock Purchase Agreement, filed herewith.

10.11          Lease Agreement, filed herewith.

10.12          Lease Agreement, filed herewith.

10.13          Lease Agreement, filed herewith.

10.14          Lease Agreement, filed herewith.

10.15          Lease Agreement, filed herewith.

10.16          Lease Agreement, filed herewith.

10.17          Lease Agreement, filed herewith.

10.18          Lease Agreement, filed herewith.

10.19          Lease Agreement, filed herewith.

10.20          Lease Agreement, filed herewith.

10.21          Lease Agreement, filed herewith.

10.22          Lease Agreement, filed herewith.

10.23          Lease Agreement, filed herewith.

10.24          Lease Agreement, filed herewith.

10.25          Lease Agreement, filed herewith.

10.26          Lease Agreement, filed herewith.

10.27          Lease Agreement, filed herewith.

10.28          Forbearance Agreement, filed herewith.

10.29          Conversion Agreement, filed herewith.

10.30          Royalty Agreement, filed herewith.

21.1           Subsidiaries of Quest Minerals and Mining Corp., filed herewith

23.1 Consent of Independent Public Accountants, Kempisty & Company, filed herewith.

31.1 Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), filed herewith.

32.1           Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

__________________


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

         Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2007. Kempisty & Company previously audited our consolidated financial statements for the fiscal year ended December 31, 2006 and 2005.

Audit Fees

         Kempisty & Company billed us $25,000 in fees for our 2006 annual audit, $35,000 in fees for our 2005 annual audit, $15,000 in fees for the review of our quarterly financial statements in 2006, and $15,000 in fees for the review of our quarterly financial statements for 2005.

Audit-Related Fees

         We did not pay any fees to Kempisty & Company for assurance and related services that are not reported under Audit Fees above in 2006 or 2005.

Tax Fees

         We did not pay any fees to Kempisty & Company for tax compliance, tax advice or tax planning in 2006 or 2005.

All Other Fees

         In 2006, Kempisty & Company billed us $1,500 for work in connection with our registration statements on Form S-8, and $0 for all other fees.

         In 2005, Kempisty & Company billed us $3,000 for work in connection with our registration statements on Form S-8, and $0 for all other fees. .

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


                                       QUEST MINERAL AND MINING CORP.


                                       By: /s/ EUGENE CHIARAMONTE, JR.
                                           -------------------------------------
                                           Eugene Chiaramonte, Jr.
                                           President
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                                  Title                       Date
--------------------------------------------------------------------------------

/s/ EUGENE CHIARAMONTE, JR.         President and sole Director    July 19, 2007
------------------------------
Eugene Chiaramonte, Jr.