Form 10QSB/A
period 2007-03-31
Quest Minerals & Mining Corp
filed 2007-07-20
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
(Mark One)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 18, 2007, 695,542,776 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                     PART I


                              FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Quest Minerals & Mining Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 2006.


                         QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets
   Cash                                                               $     26,460
                                                                      ------------
      Total current assets                                                  26,460

Leased Mineral Reserves, net (Note 2 & 5)                                5,210,471
Equipment, net (Note 6)                                                    155,039
Deposits                                                                    38,686
Prepaid consulting Expense                                                  54,350
Other receivables, net (Note 7)                                                 --
                                                                      ------------

        TOTAL ASSETS                                                  $  5,485,005
                                                                      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses (Note 8)                     $  2,359,402
   Loans payable (Note 9)                                                3,639,657
   Bank loans (Note 9)                                                   1,017,524
   Related party loans (Note 9)                                            698,790
                                                                      ------------

        TOTAL CURRENT LIABILITIES                                        7,715,373

Other Liabilities
   Derivative Liability (Note 7)                                         1,537,085
   Unearned revenues (Note 8)                                                   --
                                                                      ------------

        TOTAL LIABILITIES                                                9,252,458

Commitments and Contingencies

Stockholders' equity
   Preferred stock, par value $0.001, 10,000,000 shares authorized;
      SERIES A - issued and outstanding 453,000 shares                         453
      SERIES B - issued and outstanding 48,284 shares                           48
      SERIES C - issued and outstanding 260,000 shares                         260

   Common stock, par value $0.001, 975,000,000 shares authorized;
      issued and outstanding 428,478,277 shares                            428,482

   Equity held in escrow (Note 12)                                        (587,500)

   Deferred Stock Compensation (Note 13)                                        --

   Paid-in capital                                                      48,459,849
   Accumulated Deficit                                                 (52,069,045)
                                                                      ------------

Total Stockholders' Equity                                              (3,767,453)
                                                                      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,485,005
                                                                      ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                  RESTATED
                                                  2007              2006
                                              -------------    -------------
Revenue:
   Coal Revenues                              $          --    $          --
   Interest and Other                                    --               --
                                              -------------    -------------

          Total Revenues                                 --               --
                                              -------------    -------------

Expenses:
   Production costs                                      --               --
   Selling, general and administrative            1,461,993          736,117
   Interest                                          84,839          468,094
   Beneficial conversion expense                    292,500               --
   Depreciation and Amortization                     21,345           13,421

          Total Operating Expenses                1,860,677        1,217,632
                                              -------------    -------------

Loss from Operations                             (1,860,677)      (1,217,632)

Other Income (Expense):
   Gain (loss) on Derivatives                      (116,497)       2,481,387
                                              -------------    -------------

Income (loss) before income taxes                (1,977,174)       1,263,755
                                              -------------    -------------

Provision for Income taxes                               --               --
                                              -------------    -------------

Net Income (loss)                             $  (1,977,174)   $   1,263,755
                                              =============    =============


Basic income (loss) per common share          $      (0.007)   $      0.0171
                                              =============    =============

Diluted income (loss) per common share        $      (0.007)   $      0.0149
                                              =============    =============

Weighted average common shares outstanding      282,218,908       73,855,818
                                              =============    =============

Weighted average diluted shares outstanding     282,218,908       84,851,429
                                              =============    =============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)



                                                                                       RESTATED
                                                                         2007            2006
                                                                     ------------    ------------
Operating Activities
--------------------
   Net Income (loss)                                                 $ (1,977,174)   $  1,263,755
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                           21,345          13,241
  DERIVATIVE EXPENSE (Gain)                                               116,497      (2,481,387)
   Deferred consulting amortization                                        34,050         272,500
   Stock issued for interest                                               82,504          61,667
   Stock issued for services                                              227,171         236,000
   Beneficial conversion feature                                          292,500              --
   Warrants issuances and conversions expense                           1,002,193         706,649
   Investment expense                                                          --          55,000
   Changes in operating assets and liabilities:
   (Increase) decrease in Prepaid Expenses                                (17,400)       (272,500)
   Increase (decrease) in accounts payable and accrued expenses            21,005         (50,023)
                                                                     ------------    ------------
   Net cash used by operating activities                                 (197,309)       (195,098)

Financing Activities
--------------------
   Sale of Common Stock                                                        --          24,990
   Repayments                                                             (20,583)             --
   Borrowings                                                             244,300         157,000
                                                                     ------------    ------------
   Net cash provided by financing activities                              223,717         181,990
                                                                     ------------    ------------
   Increase (decrease) in cash                                             26,408         (13,108)
   Cash at beginning of period                                                 52          16,415
                                                                     ------------    ------------
   Cash at end of period                                             $     26,460    $      3,307
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
   Interest                                                          $         --    $         --
                                                                     ============    ============
   Income taxes                                                      $         --    $         --
                                                                     ============    ============

  Stock issued during year for:
   Services                                                          $    227,171    $    236,000
                                                                     ============    ============
   Interest                                                                82,504          61,667
                                                                     ============    ============
   Series C Preferred Stock for officer indemnification                   260,000              --
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

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

         There were 10,000,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of the three months ending March 31, 2007, 3,000,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the three months ended March 31, 2007, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006. The Company had no securities available-for-sale at March 31, 2007.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,530,115 and $4,434,984 for the years ended December 31, 2006 and 2005 and had a working capital deficit of $8,008,768 at December 31, 2006. For the three months ended March 31, 2007 the, Company had a net operating loss of $1,860,677. The working capital deficit as of March 31, 2007 was $7,688,913. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         Certain former owners of the Company's indirect, wholly-owned subsidiary, Gwenco, Inc. ("Gwenco") commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See
         Note 16.)

         As of March 31, 2007, Gwenco owed approximately $193,142 in lease payments in addition to the judgment amount of $687,391.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At March 31, 2007, the leased mineral reserves, valued at $5,210,471, consisted of the following:

                                                               Proven Reserves

         Seams                                                      Tons
         ---------                                               ----------
         Winifrede                                                  214,650
         Taylor                                                   1,783,500
         Cedar Grove                                              3,702,600
         Pond Creek                                               4,095,500
                                                                 ----------
                    Total Reserves                                9,796,250
                                                                 ==========

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



NOTE 6 -          EQUIPMENT

Equipment consisted of the following:              March 31,       March 31,
                                                     2007            2006
                                                 ------------    ------------
         Mining equipment (a)                    $    782,721    $    805,220

         Less accumulated depreciation               (271,862)       (412,859)

         Less allowance for impairment (b)           (355,820)             --
                                                 ------------    ------------

         Equipment - net                         $    155,039    $    392,361
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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of March 31, 2007, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                             March 31,       March 31,
                                                               2007            2006
                                                           ------------    ------------
         D&D Contracting, Inc.(a)                          $    678,349    $    678,349

         Braxton Coal (b)                                        57,109          30,301

         Less allowance                                        (735,458)        (10,349)
                                                           ------------    ------------

         Other Receivables - net                           $         --    $    698,301
                                                           ============    ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of March 31, 2007, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of March 31, 2007, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                             March 31,       March 31,
                                                               2007            2006
                                                           ------------    ------------
         Accounts payable                                  $    344,693    $     85,325

         Accrued royalties payable-operating (a)                193,142         579,278

         Accrued bank claim (b)                                 650,000         650,000

         Accrued taxes                                           87,857          88,243

         Accrued interest                                       291,945         310,702

         Accrued expenses (c)                                   791,765         735,304
                                                           ------------    ------------
                                                              2,359,402       2,448,825


         Derivative Liability (d)                             1,537,085       4,076,343

         Unearned Revenues (e)                                       --         668,000

                                                           $  3,896,487    $  7,193,195
                                                           ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. As of March 31, 2007, Gwenco owed approximately $193,142 in lease and/or royalty payments in addition to the judgment of $687,391 against Gwenco.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of March 31, 2007, no resolution has been determined.

         (c) The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company's common stock which the officers pledged as collateral for personal guarantees of a loan to the Company. In January, 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock. See Note 11. Upon default by the Company, the lender foreclosed on the officer's pledged shares. In addition, during the period ended December 31, 2004, the Company had acquired these accrued expenses from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. The Company continues to carry these balances until further validity can be determined.

         (d) The Company has issued convertible notes at a discounted rate relative to the market price of the underlying common stock; as well as warrants. The Company has accrued additional derivative liability allowances based on the market price volatility of the common stock using the Black-Scholes method. The valuations are adjusted each quarter to present a fair representation of the liability until the underlying note or warrant has matured, expired; or has been exercised, cancelled, or satisfied. The Company's operating losses are increased or decreased relative to the derivative liability allowance. These adjusted valuations also remain relative to the future capitalization costs that would incur from exercise of the warrant issuances or settlement of existing debt through conversion.

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the three months ended March 31, 2007, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE


         Notes payable consist of the following:

                                                                            March 31,       March 31,
                                                                              2007            2006
                                                                          ------------    ------------
         E-Z MINING CO., INC.:
            0% Notes payable (a).                                         $    202,864    $    202,864

         QUEST MINERALS & MINING CORP.
            0% Notes payable to IAB (b).                                            --         250,000
            12% Notes payable to Gross Foundation (c).                         149,188         280,000
            7% Notes payable to Greenwood Partners (d).                         78,000         100,000
            7% Notes payable to Professional Traders Fund (d).                   4,000         350,000
            7% Notes payable to First Mirage (d).                              186,724         200,000
            7% Notes payable to Investors (e).                                  60,000         375,000
            7% Notes payable to Greenwood Partners (f).                         60,380         350,000
            7% Notes payable to First Mirage (f).                                   --          50,000
            10% Notes payable to Professional Traders Fund (g).                100,000         239,500
            8% Notes payable to Cornway Co (h).                                     --         335,000
            8% Notes payable to Interstellar Holdings. (h).                    535,000              --
            5% Advances from Interstellar Holdings (i).                        672,037              --
            0% Notes payable (j).                                              146,000         125,500
            6% Notes payable to Westor Capital Group (k).                      125,000              --
            8% Notes payable to Kaila (l).                                     300,000              --
         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (m).                            35,000              --

         GWENCO, INC.: (Bank Loans)
            12% Judgment to Duke Energy Merchants (n).                         726,964         747,894
            9% Assigned Judgment to Interstellar Holdings (o).                 245,296         235,907
            12.75% Assigned Judgment to Interstellar Holdings (o).              52,776          84,565
            9.5% Note payable to First Sentry Bank (p)                         262,402              --
            6% Note payable to United National Bank (p)                         28,159              --
            0% Default Judgment to Third-Party (q)                             687,391              --

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (q).                          698,790         695,000
                                                                          ------------    ------------
                                                                             5,355,971       4,621,230

            Less current portion                                             5,355,971       4,621,230
                                                                          ------------    ------------

         Long-Term Debt:                                                  $         --    $         --
                                                                          ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

         (c) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company issued 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2007, the lender made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2007, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 6,000,000 shares of the Company's common stock, under which the holders exchanged the note and the 6,000,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.005 per share or
                  (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2007, the noteholders have made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of the three months ended March 31, 2007, the obligation was in default.

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $260,000. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure. During the three months ended March 31, 2007, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of March 31, 2007, these notes were in default, and the Company is in the process of re-negotiating the notes with the holders.

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

         (m) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of March 31, 2007, the Company remains in default.

         (n) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of March 31, 2007, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                  On March 31, 2007, the Company had 975,000,000 common shares authorized, of which 428,478,277 shares were issued and outstanding. As of March 31, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 547,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2007.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 11 - PREFERRED STOCK (Continued)

         Series C

         On January 17, 2007, the Company created a series of preferred stock known as Series C Preferred Stock, par value $0.001 per share. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.008 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors. The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series C Preferred Stock are not redeemable.

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

         On January 12, 2007, the Company entered into an indemnity agreement with the Company's President, who is also the Company's Secretary and sole director. Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement. Under the loan agreement, the President personally guaranteed repayment of the loan and pledged 2,000,000 shares of common stock held by him as collateral for the amounts loaned under the loan agreement. The Company eventually defaulted under the loan agreement, and the lender foreclosed on the shares which the President had pledged. On the date of foreclosure, the President's shares had a market value of approximately $260,000. The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company. The board of directors has further determined that the President's conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company. The Company recorded a beneficial conversion expense of $292,500 as a result of the issuance of the Series C Preferred Stock.

         The issuance of the Series C Preferred Stock to the President effectively transferred control of the company to the President.

NOTE 12 - COMMON STOCK

         On January 5, 2007, the Company issued 2,500,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $7,500 as a result of the issuance.

         On January 5, 2007, the Company issued 4,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $12,000 as a result of the issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         On January 5, 2007, the Company issued 5,357,143 shares of common stock at $.0028 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $15,000 principal and the Company expensed an additional $1,072 due to the difference in market value at the time of issuance.

         On January 10, 2007, the Company issued 6,662,385 shares of common stock at $.0024 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $15,000 principal and $828 in accrued interest. The Company expensed $14,152 due to the difference in market value at the time of issuance.

         On January 12, 2007, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $7,800 as a result of the issuance.

         On January 12, 2007, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $7,800 as a result of the issuance.

         On January 12, 2007, the Company issued 8,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $8,000 and $54,400 was expensed for the difference in market value at the time of issuance.

         On January 19, 2007, the Company issued 500,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $6,000 as a result of the issuance.

         On February 9, 2007, the Company amended its articles of incorporation to increase the number of shares of common stock that were authorized to issue form 250,000,000 to 975,000,000.

         On February 13, 2007, the Company issued 11,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $88,000 was expensed for the difference in market value at the time of issuance.

         On February 13, 2007, the Company issued 1,300,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $11,700 as a result of the issuance.

         On February 14, 2007, the Company issued 4,510,912 shares of common stock at $.0033 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $14,191.96 principal and $743.67 in accrued interest. The Company expensed $39,195 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         On February 20, 2007, the Company issued 7,800,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $78,000 principal. The Company expensed $15,600 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued an additional 1,723,809 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note; which was determined that an incorrect conversion ratio was used in calculating a prior reduction of $78,000 in principle. The Company expensed $20,686 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued 20,000,000 shares of common stock to various European investors as part of a conversion feature agreed to on January 11, 2007; whereas the investors agreed to sell, assign, transfer and deliver prior notes and prior shares in exchange for the issuance of 8% Secured Convertible Promissory Notes in the amount of $635,000. The company reduced the principal by $100,000 and expensed $140,000 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued 1,385,419 shares of common stock at $.0077 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $687.12 in accrued interest. The Company expensed $5,938 due to the difference in market value at the time of issuance.

         On February 26, 2007, the Company issued 9,500,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $85,500 as a result of the issuances.

         On February 27, 2007, the Company issued 765,245 shares of common stock at $.007 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $5,000 principal and $356.71 in accrued interest. The Company expensed $1,683 due to the difference in market value at the time of issuance.

         On February 27, 2007, the Company issued 2,100,840 shares of common stock at $.007 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $15,000 principal and the Company expensed an additional $4,328 due to the difference in market value at the time of issuance.

         On February 28, 2007, the Company issued 3,420,909 shares of common stock at $.0073 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $12,630 due to the difference in market value at the time of issuance.

         In January, 2007, the Company entered into an exchange agreement with a note holder and holders of 6,000,000 shares of the Company's common stock, under which the holders exchanged the note and the 6,000,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. See
         Note 9. The Company credited $33,600 to stockholder's equity based on the market value of the 6,000,000 shares received as of the date of the exchange. The shares were returned to treasury.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         On March 5, 2007, the Company issued 10,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $10,000 and $69,000 was expensed for the difference in market value at the time of issuance.

         On March 5, 2007, the Company issued 66,667 shares of common stock to satisfy a warrant conversion pursuant to a unit purchase agreement, which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed $460 due to the difference in market value at the time of issuance.

         On March 6, 2007, the Company issued 10,000,000 shares of common stock at $.0091 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $34,434 principal and $28,986 in accrued interest. The Company expensed $1,580 due to the difference in market value at the time of issuance.

         On March 7, 2007, the Company issued 5,330,490 shares of common stock at $.0047 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $9,648 due to the difference in market value at the time of issuance.

         On March 12, 2007, the Company issued 6,097,561 shares of common stock at $.0041 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $9,146 due to the difference in market value at the time of issuance.

         On March 13, 2007, the Company issued 6,578,947 shares of common stock at $.0038 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $7,895 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 1,443,322 shares of common stock at $.0037 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $5,000 principal and $383.01 in accrued interest. The Company expensed $3,421 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 3,496,503 shares of common stock to satisfy a partial conversion of $15,000 on a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $6,329 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 5,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $18,410 principal. The Company expensed $12,090 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         On March 19, 2007, the Company issued 3,500,000 shares of common stock under its 2007 Stock Incentive Plan for consulting services. The Company expensed $22,750 as a result of the issuance.

         On March 19, 2007, the Company issued 11,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $60,500 was expensed for the difference in market value at the time of issuance.

         On March 20, 2007, the Company issued 6,756,757 shares of common stock at $.0037 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $16,892 due to the difference in market value at the time of issuance.

         On March 20, 2007, the Company issued 2,718,719 shares of common stock at $.004 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $779.18 in accrued interest. The Company expensed $6,077 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 2,141,343 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $8,304.13 principal. The Company expensed $4,972 due to the difference in market value at the time of issuance.

         On March 23, 2007, the Company issued 11,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $46,200 was expensed for the difference in market value at the time of issuance.

         On March 27, 2007, the Company issued 6,250,000 shares of common stock at $.004 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $14,375 due to the difference in market value at the time of issuance.

         On March 27, 2007, the Company issued 5,000,000 shares of common stock at $.0041 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $20,440 principal and the Company expensed $11,060 due to the difference in market value at the time of issuance.

         On March 28, 2007, the Company issued 2,500,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $9,905 principal. The Company expensed $5,095 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         On March 29, 2007, the Company issued 16,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $16,000 and $75,200 was expensed for the difference in market value at the time of issuance.

         On March 29, 2007, the Company issued 2,756,354 shares of common stock at $.0039 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $808.77 in accrued interest. The Company expensed $4,902 due to the difference in market value at the time of issuance.

         On March 30, 2007, the Company issued 11,400,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $54,720 as a result of the issuances.

         On March 31, 2007, the Company had 975,000,000 common shares authorized, of which 428,478,277 was issued and outstanding. As of March 31, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 547,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS

         Stock Option / Warrant Issuances Outstanding consist of the following:

                                                                                                   March 31,
                                                                                                     2007
                                                                                     Exercise     ----------
                                                                       Warrants       Price        Valuation
                                                                      -----------   -----------   ----------
October 6, 2004 issuance of 250,000 warrants; expiration 2009 (a).        250,000   $      0.75   $       77
December 17, 2004 issuance of 600,000 warrants; expiration 2009 (b).      600,000          1.50          139
December 21, 2004 issuance of 200,000 warrants; expiration 2009 (c).      200,000          1.50           46
March 4, 2005 issuance of 2,250,000 series A warrants; expiration
2010 (d).                                                                 750,000          0.50          527
March 4, 2005 issuance of 2,250,000 series B warrants; expiration
2010 (d).                                                                 750,000          1.00          311
April 18, 2005 issuance of 2,400,000 series B warrants; expiration
2010 (e).                                                                 150,000          1.00           74
February 14, 2006 issuance of 10,260,028 warrants; expiration 2007
(f).                                                                    5,460,028          0.05            0
February 14, 2006 issuance of 5,000,000 warrants; expiration 2009
(g).                                                                    5,000,000          0.10        4,327
April 5, 2006 issuance of 1,187,083 warrants; expiration 2009 (h).      1,187,083           .21          663
May 18, 2006 issuance of 5,000,000 options; expiration 2011 (i).        3,000,000           .05      143,054
                                                                      -----------                 ----------


                                                             TOTALS:   17,347,111                 $  149,218
                                                                      ===========                 ==========



                                                                                       Avg.
                                                                       Warrants     Ex. Price($)   Valuation
                                                                      -----------   -----------   ----------
Total Options / Warrants outstanding as of December 31, 2006           22,647,111   $       .02       383,022
-------------------------------------------------------------------------------------------------------------
Options / Warrants Issued                                                       0             0             0


Options / Warrants Expired / Cancelled                                 (5,000,000)        (0.05)     (238,423)


Options / Warrants Exercised                                             (300,000)        (0.05)           (0)


Derivative Valuation Adjustment                                                                         4,619
-------------------------------------------------------------------------------------------------------------

Total Warrants outstanding as of March 31, 2007                        17,347,111   $      0.01       149,218
                                                                      =======================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

         (c) On December 21, 2004, the Company issued 200,000 common stock warrants at $1.50 as a finder's fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (d) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the three months ended March 31, 2007, 1,500,000 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

         (e) On April 18, 2005, the Company signed a series of unit purchase agreements with a third-party lender for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On February 17, 2006, as part of a settlement agreement with one of the holders, the holder exercised 150,000 Series A warrants on a cashless bases, pursuant to which the holder received 50,000 shares of common stock, constituting full satisfaction of the 150,000 Series A Warrants under the terms of the settlement agreement. See Note 17. On March 14, 2006, the remaining holder of the 2,250,000 Series A warrants forgave 750,000 Series A warrants and exercised the balance on a cashless basis pursuant to a settlement agreement on the underlying 7% senior secured convertible notes originally issued with the warrants. On June 29, 2006, they then exercised the remaining Series B warrants awarded from the exercise of the Series A warrants.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (f) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On February 14, 2006, as part of a settlement agreement with the lender, the Company amended and restated this warrant issuance to reflect a $0.05 per share exercise price. The holder has exercised an aggregate of 4,800,000 warrants on a cashless basis through March 31, 2007.

         (g) On February 14, 2006, the Company issued 5,000,000 warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (h) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 1,187,083 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (i) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $.05 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 2,000,000 shares vesting immediately, (ii) options to purchase up to 2,000,000 shares vesting upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and
                  (iii) options to purchase up to 1,000,000 shares vesting six months after the date of the option agreements. The 10,000,000 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 2,000,000 of these options would vest six months from issuance and 4,000,000 million would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's then-President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 2,000,000 options initially awarded to him would remain vested and 1,000,000 options would be allowed to vest in six months. 2,000,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 2,000,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation. On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

         On March 31, 2007, the Company had 975,000,000 common shares authorized, of which 428,478,277 was issued and outstanding. As of March 31, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 547,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

         On January 12, 2007, the Company entered into an indemnity agreement with the Company's President, who is also the Company's Secretary and sole director. Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for the loss he incurred as a result of the foreclosure by the lender on the shares which the President had pledged. On the date of foreclosure, the President's shares had a market value of approximately $260,000. The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company. The board of directors has further determined that the President's conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company. The Company recorded a beneficial conversion expense of $292,500 as a result of the issuance of the Series C Preferred Stock. The issuance of the Series C Preferred Stock to the President effectively transferred control of the company to the President. The Company is currently negotiating the terms of indemnification of with the other former officer as a result of this foreclosure.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         As of March 31, 2007, Gwenco had assets of $5,402,938, which included all the mineral rights of the Company valued at $5,210,471 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $4,741,206. Of these liabilities, $2,428,739 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at March 31, 2007.

         The following is the combined balance sheet of the Company at March 31, 2007, which includes Gwenco, Inc. and the Company and its other subsidiaries:


                          QUEST MINERALS & MINING CORP.

                             COMBINED BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)



                                                                      QUEST &SUB        GWENCO       ADJUSTMENTS       COMBINED
                                                                     ------------    ------------    ------------    ------------
                                     ASSETS
Current Assets
  Cash                                                                     26,332             128    $               $     26,460
  Receivables                                                                  --              --              --              --
                                                                     ------------    ------------    ------------    ------------
      Total current assets                                                 26,332             128                          26,460

Leased Mineral Reserves, net (Note 2 & 5)                                      --       5,210,471                       5,210,471
Equipment, net (Note 6)                                                        --         155,039                         155,039
Deposits                                                                    1,386          37,300                          38,686
Prepaid consulting Expense                                                 54,350              --                          54,350
Intercompany,net                                                               --
Other receivables, net (Note 7)                                                --              --              --              --
                                                                     ------------    ------------    ------------    ------------

     TOTAL ASSETS                                                    $     82,068    $  5,402,938    $         --    $  5,485,005
                                                                     ============    ============    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  1,751,851    $    607,552    $               $  2,359,402
  Loans payable (Note 9)                                                2,952,266         687,391                       3,639,657
  Bank loans (Note 9)                                                          --       1,017,524                       1,017,524
  Related party loans (Note 9)                                            698,790              --              --         698,790
                                                                     ------------    ------------    ------------    ------------

TOTAL CURRENT LIABILITIES                                               5,402,907       2,312,467                       7,715,373

Other Liabilities
  Intercompany                                                                          2,428,739      (2,428,739)
  Derivative Liability (Note 7)                                         1,537,085                                       1,537,085
  Unearned revenues (Note 8)                                                   --              --              --              --
                                                                     ------------    ------------    ------------    ------------

     TOTAL LIABILITIES                                                  6,939,992       4,741,206      (2,428,739)      9,252,458

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                          453              --                             453
    SERIES B - issued and outstanding 48,284 shares                            --              48                              48
    SERIES C - issued and outstanding 260,000 shares                          260              --                             260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 428,478,277 shares                             428,482           4,500          (4,500)        428,482

  Equity held in escrow (Note 12)                                        (587,500)             --                        (587,500)

  Paid-in capital (Note 14)                                            45,902,800       2,557,049                      48,459,849
  Accumulated Deficit                                                 (52,602,419)     (1,899,865)      2,433,239     (52,069,045)
                                                                     ------------    ------------    ------------    ------------

Total Stockholders' Equity                                             (6,857,924)        661,732       2,428,739      (3,767,453)
                                                                     ------------    ------------    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     82,068    $  5,402,938    $         --    $  5,485,005
                                                                     ============    ============    ============    ============

                       See Notes to Financial Statements.

         On March 31, 2007, the Company had 975,000,000 common shares authorized, of which 428,478,277 was issued and outstanding. As of March 31, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 547,000,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 17 - SUBSEQUENT EVENTS

         On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and was due February 22, 2007. The Company amended and restated the warrant issuance to reflect a $0.05 per share exercise price. The Company also issued 5,000,000 new warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009.

         In June, 2007, the Company entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into the Company's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company's previously issued financial statements as of March 31, 2006 and for the three months then ended have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by an informal inquiry, and thereafter, a formal investigation regarding an unrelated company, which is being conducted by the United States Securities and Exchange Commission upon its review of the Company's annual and quarterly reports filed pursuant to the Securities Act of 1934, as amended. After review of the inquiry and investigation and further analysis, the Company determined that it incorrectly evaluated embedded derivative liability and warrant liability accounting treatment in connection with convertible debt and warrant financing transactions and did not adequately assess and measure derivative liability values on a quarterly basis. The Company also found that it had incorrectly recorded the fair value of warrants as deferred warrant expense and thereafter amortized the fair value over the life of the accompanying convertible note. The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

         The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated.

         Statement of Operations for the three months ended March 31, 2006

         The Company restated previously recognized deferred warrant expense by $1,930,782 for the three months ended March 31, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         The Company restated previously recognized selling, general, and administrative expenses by $664,140 for the three months ended March 31, 2006 due to reclassification of capitalization costs that were originally expensed as investment expenses.

         The Company recorded a loss on derivative expense of $2,481,387 as of the three months ended March 31, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         As a result of the foregoing, the Company restated basic and diluted loss per common share by $0.07 for the three months ended March 31, 2006 due to the reduction in net loss of the Company.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

         March 31, 2006 Balance Sheet

         Adjustments were made to deferred stock option/warrant expense of $155,860 as of March 31, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         Adjustments were made to record a derivative liability of $4,076,343 as of March 31, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         Adjustments were made to stockholder's equity (deficit) to reflect the restatements to the statements of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Quest's financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of Quest's Annual Report on Form 10-KSB for a description of these risks and uncertainties.

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

Restatement of March 31, 2006 Consolidated Financial Statements

         This report contains Quest's restated consolidated financial statements for the three months ended March 31, 2006. Quest performed an analysis of its previously issued consolidated financial statements for March 31, 2006 and identified certain accounting errors. The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the three months ended March 31, 2006 are set forth in Note 18 to its consolidated financial statements.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest. The court has granted Community Trust's motion to dismiss the counterclaim. Quest Energy intends to appeal this decision.

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

Earnings (loss) per share

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data:

                                                         Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2007             2006
                                                  -----------       -----------
                                                                     (restated)
                                                  -----------       -----------
Revenues                                          $        --       $        --
Production costs                                           --                --
Selling, general and administrative                 1,461,993           736,117
Interest                                               84,839           468,094
Beneficial conversion expense                         292,500                --
Depreciation and amortization                          21,345            13,421
                                                  -----------       -----------

Operating income (loss)                            (1,860,677)       (1,217,632)
                                                  -----------       -----------

Comparison of the three months ended March 31, 2007 and 2006

         Net sales. Revenues for Quest were $0 for the three months ended March 31, 2007, as compared to $0 for the three months ended March 31, 2006. Quest has not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs were $0 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006. Quest had no production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $1,461,993, or 98.6%, for the three months ended March 31, 2007, from $736,117 for the three months ended March 31, 2006. The increase in selling, general, and administrative expenses results primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $1,000,000 in conversion and warrant issuance expense.

         Interest. Interest expense decreased to $84,839, or 81.9%, for the three months ended March 31, 2007, from $468,094 for the three months ended March 31, 2007. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from a one-time interest expense which Quest incurred in the first quarter of 2006 in connection with a debt restructuring.

         Beneficial conversion expense. Quest incurred beneficial conversion expense of $292,500 for the three months ended March 31, 2007. This expense resulted from the issuance of shares of Series C Preferred Stock, which is convertible into shares of common stock at the lesser of (i) $0.008 per share or
(ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

         Depreciation and amortization. Depreciation expense increased to $21,345, or 59.0%, for the three months ended March 31, 2007, from $13,421 for the three months ended March 31, 2006. Quest's depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs.

         Operating loss. Quest incurred an operating loss of $1,860,677 for the three months ended March 31, 2007, compared to an operating loss of $1,217,632 for the three months ended March 31, 2006. It had higher operating losses in the first quarter of 2007 as compared to 2007 primarily from the increase in conversion and warrant issuance expense. This was offset by reductions in selling, general, and administrative expenses and interest expense.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at March 31, 2007 was $7,688,913. It had cash of $26,460 as of March 31, 2007.

         Quest used $197,309 of net cash in operating activities for the three months ended March 31, 2007, compared to using $195,098 in the three months ended March 31, 2006. The net loss of $1,977,174 was offset by non-cash expenses of $21,345 in depreciation and amortization, $116,497 of increase in derivative liabilities, $34,050 in deferred consulting amortization, $82,504 of stock issued for interest, $227,171 of stock issued for services, $292,500 of beneficial conversion expense, and $1,002,193 of warrant issuance and conversion expense, as well as an increase of $21,005 in accounts payable and accrued expenses. These items were offset by an increase in prepaid expenses of $17,400.

         Quest used no net cash flows in investing activities for the three months ended March 31, 2007 and 2006.

         Net cash flows provided by financing activities were $223,717 for the three months ended March 31, 2007, compared to net cash flows provided by financing activities of $181,990 for the three months ended March 31, 2006. This increase in net cash provided by financing activities is due to Quest's borrowings of $224,300, offset by repayment of $20,583 of debt.

Financings and Debt Restructurings

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

         A third-party lender advances operational funding to Quest. Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

         At the end of the period covered by this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

         These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these deficiencies, our original Quarterly Report on Form 10-QSB did not contain all material information which is required to be disclosed, and in particular, our financial statements for the fiscal year ended December 31, 2006. In addition, we have restated our financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim financial statements for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and
September 30, 2006.

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

         Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. These material changes include commencing implementation of improvements to our internal controls as set forth above.

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

         In that action, Anderson had filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest's subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties. On July 27, 2006, Quest settled the third party complaint with Anderson. As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, Anderson agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by Quest. Quest made a one-time cash payment of $75,000 and issued 3,500,000 shares of common stock, subject to a lock-up/leak out agreement, to Anderson, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. Quest also granted Anderson a sliding scale royalty on coal sales. Gwenco also assumed two promissory notes made by Anderson in the aggregate principal amount of $290,561. The notes are in default. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest. The court has granted Community Trust's motion to dismiss the counterclaim. Quest Energy intends to appeal this decision.

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

ITEM 2 - CHANGES IN SECURITIES

         From December 2005 through January 2006, Quest issued 6,000,000 shares of its common stock in an offshore private placement at $0.05 per share. In addition, Quest also issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, bears interest at a rate of eight percent (8%), and is convertible into Quest common shares at an initial conversion price of $0.05 per share, subject to adjustment. In January, 2007, Quest and these investors entered into an exchange agreement, pursuant to which the shares and the note were exchanged for new notes in the aggregate principal amount of $635,000. The notes are due on April 1, 2008, with an annual interest rate of eight percent (8%). The notes are convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.005 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) and Regulation S of the Securities Act.

         During the quarter ended March 31, 2007, Quest issued an aggregate of 98,228,588 shares of common stock upon conversions of amended and restated 7% and 12% convertible notes. The aggregate principal and interest amount of these notes that were converted was $461,500. The issuances were exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended March 31, 2007, Quest issued an aggregate of 66,667 shares of common stock upon cashless exercise of various outstanding warrants. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended March 31, 2007, Quest issued an aggregate of 67,000,000 shares of common stock upon partial conversion of a secured note and judgment thereon. The aggregate principal and interest amount of this judgment that was converted was $67,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         On January 17, 2007, Quest created a series of preferred stock known as Series C Preferred Stock, par value $0.001 per share. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.008 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors. The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series C Preferred Stock are not redeemable.

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

         On January 12, 2007, Quest entered into an indemnity agreement with Eugene Chiaramonte, Jr., Quest's President, Secretary, and sole director. Under the indemnity agreement, Quest issued 260,000 shares of its Series C Preferred Stock to Mr. Chiaramonte to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement. Under the loan agreement, Mr. Chiaramonte personally guaranteed repayment of the loan and pledged 2,000,000 shares of common stock held by him as collateral for the amounts loaned under the loan agreement. Quest eventually defaulted under the loan agreement, and the lender foreclosed on the shares which Mr. Chiaramonte had pledged. On the date of foreclosure, Mr. Chiaramonte's shares had a market value of approximately $260,000. The board of directors has determined that Mr. Chiaramonte delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of Quest. The board of directors has further determined that Mr. Chiaramonte's conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of Quest. The issuance was exempt pursuant to
Section 4(2) of the Securities Act.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

                                                                                           Principal Balance
                                                                                           at March 31, 2007
         10% Note payable to Duke Energy Merchants                                               726,964
         6% Convertible note payable to Interstellar Holdings, LLC                               245,296
         9 1/2% Convertible note payable to Interstellar Holdings, LLC                            52,776
         12% Convertible note payable to Gross Foundation                                        149,188
         7% Convertible notes payable to Greenwood Partners                                      138,380
         7% Convertible note payable to Professional Traders Fund                                  4,000
         7% Convertible note payable to First Mirage                                             186,724
         7% Convertible notes payable                                                             60,000
         6% Convertible notes payable                                                            125,000
         9.5% Note payable to First Sentry Bank                                                  262,402
         6% Note payable to United National Bank                                                  28,159

         As set forth in Item I of Part II above, National City Bank of Kentucky and Duke Energy Merchants are seeking enforcement of these notes pursuant to an action commenced against Gwenco and Albert Anderson in Boyd County Court, Kentucky and have been granted judgments in these actions. In July, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice, in exchange for which Gwenco agreed to grant the investor a royalty on gross profits of Gwenco. All foreclosure proceedings have been was stayed against Gwenco as a result of Gwenco's Chapter 11 filing.

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS



Item No.   Description                                              Method of Filing
--------   -----------                                              ----------------
31.1       Certification of Eugene Chiaramonte, Jr. pursuant to     Filed herewith.
           Rule 13a-14(a)

32.1       Chief Executive Officer and Chief Financial Officer      Filed herewith.
           Certification pursuant to 18 U.S.C. ss. 1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUEST MINERALS & MINING CORP.


July 20, 2007                          /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)