Form 10QSB
period 2007-06-30
Quest Minerals & Mining Corp
filed 2007-08-20
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______  to _______


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2007, 845,204,185 shares of our common stock were outstanding.

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


                         QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)


                                     ASSETS
Current Assets
  Cash                                                                    $      7,876
                                                                          ------------
      Total current assets                                                       7,876


Leased Mineral Reserves, net (Note 2 & 5)                                    5,209,676
Equipment, net (Note 6)                                                        135,496
Deposits                                                                        38,686
Prepaid consulting expense                                                      45,650
Other receivables, net (Note 7)                                                     --
DIP Cash, restricted (Note 18)                                                  12,725
DIP Accounts receivable, restricted (Note 18)                                    5,662
                                                                          ------------

     TOTAL ASSETS                                                         $  5,455,771
                                                                          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                          $  2,585,398
  Loans payable (Note 9)                                                     3,423,777
  Bank loans (Note 9)                                                        1,017,524
  Related party loans (Note 9)                                                 684,338
                                                                          ------------

     TOTAL CURRENT LIABILITIES                                               7,711,039

Other Liabilities
  Derivative Liability (Note 7)                                              1,268,154
  Unearned revenues (Note 8)                                                        --
                                                                          ------------

     TOTAL LIABILITIES                                                       8,979,193

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                               453
    SERIES B - issued and outstanding 48,284 shares                                 48
    SERIES C - issued and outstanding 260,000 shares                               260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 732,704,185 shares                                  732,707

Equity held in escrow (Note 12)                                               (587,500)

Paid-in capital                                                             49,877,315
Accumulated Deficit                                                        (53,546,705)
                                                                          ------------

Total Stockholders' Equity                                                  (3,523,422)
                                                                          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,455,771
                                                                          ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months                For the six months
                                                      ended June 30,                   ended June 30,
                                              ------------------------------    ------------------------------
                                                                 RESTATED                          RESTATED
                                                   2007            2006             2007             2006
                                              -------------    -------------    -------------    -------------
Revenue:
   Coal Revenues                              $      55,877    $          --    $      55,877    $          --
   Interest and Other                                    --               --               --               --
                                              -------------    -------------    -------------    -------------

          Total Revenues                             55,877               --           55,877               --
                                              -------------    -------------    -------------    -------------
Expenses:
   Production costs                                 406,803               --          406,803               --
   Selling, general and administrative            1,241,165        1,813,811        2,703,158        2,549,928
   Interest                                         132,360           74,061          217,199          542,155
   Stock compensation expense                                        190,739                           190,739
   Depreciation and Amortization                     22,140           13,421           43,485           26,842
   Beneficial conversion expense                         --               --          292,500               --

          Total Operating Expenses                1,802,468        2,092,032        3,663,145        3,309,664
                                              -------------    -------------    -------------    -------------

Loss from Operations                             (1,746,591)      (2,092,032)      (3,607,268)      (3,309,664)

Other Income (Expense):
   Gain on Derivatives                              268,931        2,834,222          152,434        5,315,609
                                              -------------    -------------    -------------    -------------

Income (Loss) before income taxes                (1,477,660)         742,190       (3,454,834)       2,005,945
                                              -------------    -------------    -------------    -------------

Provision for Income taxes                               --               --               --               --
                                              -------------    -------------    -------------    -------------

Net Income (loss)                             $  (1,477,660)   $     742,190    $  (3,454,834)   $   2,005,945
                                              =============    =============    =============    =============

Basic income (loss) per common share          $     (0.0025)   $      0.0088    $     (0.0078)   $      0.0253
                                              =============    =============    =============    =============

Diluted income (loss) per common share        $     (0.0025)   $      0.0061    $     (0.0078)   $      0.0174
                                              =============    =============    =============    =============

Weighted average common shares outstanding      595,708,015       84,821,140      440,382,306       79,346,528
                                              =============    =============    =============    =============

Weighted average diluted shares outstanding     595,708,015      120,893,997      440,382,306      115,419,385
                                              =============    =============    =============    =============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                       RESTATED
                                                                         2007            2006
                                                                     ------------    ------------
Operating Activities
   Net Income (loss)                                                 $ (3,454,834)   $  2,005,946
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                           43,485          26,842
   Derivative expense (Gain)                                             (152,434)     (5,315,609)
   Deferred consulting amortization                                        42,750         500,800
   Stock issued for interest                                               88,192          68,016
   Stock issued for services                                              227,171         741,100
   Beneficial conversion feature                                          292,500              --
   Warrants issuances and conversions expense                           2,136,787         250,009
   Investment expense                                                          --       1,171,879
   Stock compensation expense (deferred)                                                  190,739
   Changes in operating assets and liabilities:
   (Increase) decrease in receivables                                          --         (51,163)
   (Increase) decrease in Prepaid Expenses                                (17,400)       (233,000)
   Increase (decrease) in accounts payable and accrued expenses           247,001         308,199
                                                                     ------------    ------------
   Net cash used by operating activities                                 (546,782)       (336,243)

Investing Activities
   Equipment purchased                                                      1,802              --
                                                                     ------------    ------------
   Net cash used by investing activities                                    1,802              --

Financing Activities
   Sale of Common Stock                                                        --          24,990
   Repayments                                                             (35,034)             --
   Borrowings                                                             587,838         295,823
                                                                     ------------    ------------
   Net cash provided by financing activities                              552,804         320,813
                                                                     ------------    ------------
   Increase (decrease) in cash                                              7,824         (15,430)
   Cash at beginning of period                                                 52          16,415
                                                                     ------------    ------------
   Cash at end of period                                             $      7,876    $        985
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
     Interest                                                        $      4,053    $         --
                                                                     ============    ============
     Income taxes                                                    $         --    $         --
                                                                     ============    ============

   Stock issued during year for:
     Services                                                        $    227,171    $    741,100
                                                                     ============    ============
     Stock compensation                                                                   190,739
                                                                     ============    ============
     Interest                                                              88,192          68,016
                                                                     ============    ============
     Investment                                                                --          37,500
                                                                     ============    ============
     Series C Preferred Stock for officer indemnification                 260,000              --
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 1 - ORGANIZATION & OPERATIONS

         Quest Minerals & Mining Corp. (the "Registrant" or the "Company") was incorporated in Utah on November 21, 1985. The Company has leasehold interests in certain properties in Eastern Kentucky, is seeking to re-commence full coal mining operations on these properties, and is looking to acquire additional coal properties.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

         There were 10,000,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of June 30, 2007, 3,000,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the three months ended June 30, 2007, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006. The Company had no securities available-for-sale at June 30, 2007.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,530,115 and $4,434,984 for the years ended December 31, 2006 and 2005 and had a working capital deficit of $8,008,768 at December 31, 2006. For the six months ended June 30, 2007 the, Company had a net operating loss of $3,607,268. The working capital deficit as of June 30, 2007 was $7,703,160. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         Certain former owners of the Company's indirect, wholly-owned subsidiary, Gwenco, Inc. ("Gwenco") commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See
         Note 16.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court.

         As of June 30, 2007, Gwenco owed approximately $196,712 in lease payments in addition to the judgment amount of $687,391.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At June 30, 2007, the leased mineral reserves, valued at $5,209,676, consisted of the following:

                                                              Proven Reserves
         Seams                                                      Tons
         -----                                                  ------------
         Winifrede                                                   214,650
         Taylor                                                    1,783,500
         Cedar Grove                                               3,702,600
         Pond Creek                                                4,094,310
                                                                ------------
                    Total Reserves                                 9,795,060
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



NOTE 6 - EQUIPMENT

         Equipment consisted of the following:

                                                                  June 30,
                                                                    2007
                                                                ------------
         Mining equipment (a)                                   $    784,523

         Less accumulated depreciation                              (293,207)

         Less allowance for Impairment (b)                          (355,820)
                                                                ------------

         Equipment - net                                        $    135,496
                                                                ============

         All of the equipment currently in use by the company is owned under the company's wholly-owned subsidiary, Gwenco, Inc.; which is currently in Chapter 11.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of June 30, 2007, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 7 - OTHER RECEIVABLES

                  Other Receivables consisted of the
                  following:                                      June 30,
                                                                    2007
                                                                ------------
         D&D Contracting, Inc.(a)                               $    678,349

         Braxton Coal (b)                                             57,109
         Less allowance                                             (735,458)
                                                                ------------

         Other Receivables - net                                $         --
                                                                ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of June 30, 2007, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of June 30, 2007, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                  June 30,
                                                                    2007
                                                                ------------
         Accounts payable                                       $    234,499

         Accrued royalties payable-operating (a)                     196,712

         Accrued bank claim (b)                                      650,000

         Accrued taxes                                                90,200

         Accrued interest                                            505,595

         Accrued expenses (c)                                        908,392
                                                                ------------

                                                                   2,585,398

         Derivative Liability (d)                                  1,268,154

         Unearned Revenues (e)                                            --

                                                                $  3,853,552
                                                                ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. As of June 30, 2007, Gwenco owed approximately $196,712 in lease and/or royalty payments in addition to the judgment of $687,391 against Gwenco. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of June 30, 2007, no resolution has been determined.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the six months ended June 30, 2007, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE

         Notes payable consist of the following:                      June 30,
                                                                        2007
                                                                     ----------
         E-Z MINING CO., INC.:
            0% Notes payable (a).                                    $  202,864

         QUEST MINERALS & MINING CORP.
            0% Notes payable to IAB (b).                                     --
            12% Notes payable to Gross Foundation (c).                   52,899
            7% Notes payable to Greenwood Partners (d).                      --
            7% Notes payable to Professional Traders Fund (d).               --
            7% Notes payable to First Mirage (d).                        35,338
            7% Notes payable to Investors (e).                           50,000
            7% Notes payable to Greenwood Partners (f).                      --
            7% Notes payable to First Mirage (f).                        50,000
            7% Notes payable to Professional Traders Fund (g).          100,000
            8% Notes payable to Cornway Co (h).                              --
            8% Notes payable to Interstellar Holdings. (h).             535,000
            5% Advances from Interstellar Holdings (i).               1,015,575
            0% Notes payable (j).                                       157,684
            6% Notes payable to Westor Capital Group (k).               100,000
            8% Notes payable to Kaila (l).                              300,000
         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (m).                     35,000

         GWENCO, INC.: (Bank Loans)
            12% Judgment to Duke Energy Merchants (n).                  726,964
            9% Assigned Judgment to Interstellar Holdings (o).               --
            12.75% Assigned Judgment to Interstellar Holdings (o).      102,026
            9.5% Note payable to First Sentry Bank (p)                  262,402
            6% Note payable to United National Bank (p)                  28,159
            0% Default Judgment to Third-Party (q)                      687,391

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (q).                   684,337
                                                                     ----------
                                                                      5,125,639

            Less current portion                                      5,125,639
                                                                     ----------
         Long-Term Debt:                                             $       --
                                                                     ==========

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

         (c) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to the lender, the Company issued 300,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 200,000 shares of common stock at $.10 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of June 30, 2007, the amended note was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the six months ended June 20, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the six months ended June 30, 2007, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of June 30, 2007, the remaining notes are in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $0.50 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $1.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the six months ended June 30, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 6,000,000 shares of the Company's common stock, under which the holders exchanged the note and the 6,000,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.005 per share or
                  (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of June 30, 2007, the obligation was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the company recorded a capital contribution from its officers of $390,000. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure. During the six months ended June 30, 2007, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 3,347,701 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. As of June 30, 2007, the remaining note was in default, and the Company is in the process of re-negotiating the note with the holder.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

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

         (m) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of June 30, 2007, the Company remains in default.

         (n) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of June 30, 2007, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 17.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

         (q) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (r) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

                  On June 30, 2007, the Company had 975,000,000 common shares authorized, of which 732,704,185 shares were issued and outstanding. As of June 30, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded the remaining 242,000,000 authorized by approximately 186,600,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through June 30, 2007.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

         On April 9, 2007, the Company issued 18,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $18,000 and $73,800 was expensed for the difference in market value at the time of issuance.

         On April 9, 2007, the Company issued 10,680,907 shares of common stock at $.0037 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $40,000 principal and the Company expensed an additional $14,473 due to the difference in market value at the time of issuance.

         On April 11, 2007, the Company issued 5,000,000 shares of common stock at $.0036 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $17,850 principal and the Company expensed $7,650 due to the difference in market value at the time of issuance.

         On April 12, 2007, the Company issued 3,085,326 shares of common stock at $.0035 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $854.79 in accrued interest. The Company expensed $6,423 due to the difference in market value at the time of issuance.

         On April 18, 2007, the Company issued 21,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $21,000 and $113,400 was expensed for the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On April 18, 2007, the Company issued 8,970,410 shares of common stock at $.0036 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $30,000 principal and $2,564.38 in accrued interest. The Company expensed $28,847 due to the difference in market value at the time of issuance.

         On April 18, 2007, the Company issued 12,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $43,512 principal and the Company expensed $33,288 due to the difference in market value at the time of issuance.

         On April 24, 2007, the Company issued 22,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $90,200 was expensed for the difference in market value at the time of issuance.

         On April 30, 2007, the Company issued 3,641,456 shares of common stock at $.0036 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $13,000 principal and the Company expensed an additional $4,843 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 8,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $27,328 principal and the Company expensed $14,272 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 3,951,990 shares of common stock to satisfy a conversion notice of $10,000 principal and $3,500 interest on a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A&B Warrants. The Company expensed an additional $7,050 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 5,000,000 shares of common stock at $.0034 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $17,080 principal and the Company expensed $8,920 due to the difference in market value at the time of issuance.

         On May 8, 2007, the Company issued 22,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $90,200 was expensed for the difference in market value at the time of issuance.

         On May 16, 2007, the Company issued 9,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $32,040 principal and the Company expensed $25,560 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On May 16, 2007, the Company issued 10,000,000 shares of common stock at $.0035 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $35,420 principal and the Company expensed $28,580 due to the difference in market value at the time of issuance.

         On May 16, 2007, the Company issued 15,734,410 shares of common stock at $.0036 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $51,000 principal and $4,929.53 in accrued interest. The Company expensed $44,771 due to the difference in market value at the time of issuance.

         On May 17, 2007, the Company issued 22,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $118,800 was expensed for the difference in market value at the time of issuance.

         On May 23, 2007, the Company issued 20,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $20,000 and $90,000 was expensed for the difference in market value at the time of issuance.

         On May 24, 2007, the Company issued 8,813,708 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $35,537 principal and the Company expensed $14,701 due to the difference in market value at the time of issuance.

         On May 30, 2007, the Company issued 22,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $96,800 was expensed for the difference in market value at the time of issuance.

         On June 6, 2007, the Company issued 25,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $25,000 and $107,500 was expensed for the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On June 20, 2007, the Company issued 25,000,000 shares of common stock at par to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $25,000 and $107,500 was expensed for the difference in market value at the time of issuance.

         On June 27, 2007, the Company issued 3,347,701 shares of common stock in exchange for return of an outstanding convertible promissory note in the principal amount of $25,000 pursuant to an exchange agreement. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance.

         On June 30, 2007, the Company had 975,000,000 common shares authorized, of which 732,704,185 shares were issued and outstanding. As of June 30, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded the remaining 242,000,000 authorized by approximately 186,600,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS


Stock Option / Warrant Issuances Outstanding consist of the following:
                                                                                                                 June 30,
                                                                                                   Exercise        2007
                                                                                      Warrants       Price       Valuation
                                                                                    -----------   -----------   -----------
December 17, 2004 issuance of 600,000 warrants; expiration 2009 (a).                    600,000          1.50            34
December 21, 2004 issuance of 200,000 warrants; expiration 2009 (b).                    200,000          1.50            11
March 4, 2005 issuance of 2,250,000 series A warrants; expiration 2010 (c).             750,000          0.50           199
March 4, 2005 issuance of 2,250,000 series B warrants; expiration 2010 (c).             750,000          1.00            96
April 5, 2006 issuance of 1,187,083 warrants; expiration 2009 (d).                    1,187,083           .21           217
May 18, 2006 issuance of 5,000,000 options; expiration 2011 (e).                      3,000,000           .05       143,054
                                                                                    -----------                 -----------
                                                             TOTALS:                  6,487,083                 $   143,611
                                                                                    ===========                 ===========

                                                                                                   Avg. Ex.
                                                                                      Warrants     Price ($)     Valuation
                                                                                    -----------   -----------   -----------
Total Options / Warrants outstanding as of December 31, 2006                         22,647,111   $       .02       383,022
---------------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                                     0             0             0


Options / Warrants Expired / Cancelled                                              (15,860,028)        (0.05)     (234,792)


Options / Warrants Exercised                                                           (300,000)        (0.05)           (0)


Derivative Valuation Adjustment                                                                                       4,619
---------------------------------------------------------------------------------------------------------------------------

Total Options / Warrants outstanding as of June 30, 2007                              6,487,083   $      0.01       143,611
                                                                                    =======================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (a) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.10 per share. As additional compensation to these lenders, the Company agreed to issue them 600,000 common stock warrants at $1.50. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (b) On December 21, 2004, the Company issued 200,000 common stock warrants at $1.50 as finder's fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (c) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 150,000 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $0.50 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $0.50 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $1.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the three months ended March 31, 2007, 1,500,000 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

         (d) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 1,187,083 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (e) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 5,000,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $.05 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 2,000,000 shares vesting immediately, (ii) options to purchase up to 2,000,000 shares vesting upon the Company's receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and
                  (iii) options to purchase up to 1,000,000 shares vesting six months after the date of the option agreements. The 10,000,000 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 2,000,000 of these options would vest six months from issuance and 4,000,000 million would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's then-President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 2,000,000 options initially awarded to him would remain vested and 1,000,000 options would be allowed to vest in six months. 2,000,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 2,000,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation. On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

         On June 30, 2007, the Company had 975,000,000 common shares authorized, of which 732,704,185 shares were issued and outstanding. As of June 30, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded the remaining 242,000,000 authorized by approximately 186,600,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 15 - RELATED PARTY TRANSACTIONS

         The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

         As of June 30, 2007, Gwenco had assets of $5,400,860, which included all the mineral rights of the Company valued at $5,209,676 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $4,983,728. Of these liabilities, $2,703,021 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at June 30, 2007. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at June 30, 2007, which includes Gwenco, Inc. and the Company and its other subsidiaries:


                         QUEST MINERALS & MINING CORP.

                             COMBINED BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)


                                                                      QUEST & SUB       GWENCO        ADJUSTMENTS      COMBINED
                                                                     ------------    ------------    ------------    ------------
                                     ASSETS
Current Assets
  Cash                                                                     20,601              --    $               $     20,601
                                                                     ------------    ------------    ------------    ------------
      Total current assets                                                 20,601              --                          20,601


Leased Mineral Reserves, net (Note 2 & 5)                                       0       5,209,676                       5,209,676
Equipment, net (Note 6)                                                         0         135,496                         135,496
Deposits                                                                    1,386          37,300                          38,686
Prepaid consulting Expense                                                 45,650              --                          45,650
Intercompany,net                                                               --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                       12,725
DIP Receivable, restricted                                                     --           5,662              --              --
                                                                     ------------    ------------    ------------    ------------

      TOTAL ASSETS                                                   $     67,637    $  5,400,860    $         --    $  5,450,109
                                                                     ============    ============    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,009,607    $    575,792    $               $  2,585,398
  Loans payable (Note 9)                                                2,736,386         687,391                       3,423,777
  Bank loans (Note 9)                                                           0       1,017,524                       1,017,524
  Related party loans (Note 9)                                            684,338              --              --         684,338
                                                                     ------------    ------------    ------------    ------------

      TOTAL CURRENT LIABILITIES                                         5,430,333       2,280,707                       7,711,039

Other Liabilities
  Intercompany                                                                 --       2,703,021      (2,703,021)
  Derivative Liability (Note 7)                                         1,268,154                                       1,268,154
  Unearned revenues (Note 8)                                                   --              --              --              --
                                                                     ------------    ------------    ------------    ------------

      TOTAL LIABILITIES                                                 6,698,487       4,983,728      (2,703,021)      8,979,193

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                          453              --                             453
    SERIES B - issued and outstanding 48,284 shares                            --              48                              48
    SERIES C - issued and outstanding 260,000 shares                          260              --                             260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 732,704,185 shares                             732,707           4,500          (4,500)        732,707

Equity held in escrow (Note 12)                                          (587,500)             --                        (587,500)

Paid-in capital (Note 14)                                              47,320,266       2,557,049                      49,877,315
Accumulated Deficit                                                   (54,109,761)     (2,144,465)      2,707,521     (53,546,705)
                                                                     ------------    ------------    ------------    ------------

Total Stockholders' Equity                                             (6,643,575)        417,132       2,703,021      (3,523,422)
                                                                     ------------    ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     54,912    $  5,400,860    $         --    $  5,455,771
                                                                     ============    ============    ============    ============

                       See Notes to Financial Statements.

         On June 30, 2007, the Company had 975,000,000 common shares authorized, of which 732,704,185 shares were issued and outstanding. As of June 30, 2007, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded the remaining 242,000,000 authorized by approximately 186,600,000 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 17 - SUBSEQUENT EVENTS

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

         On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court. On July 17, 2007, the Bankruptcy Court approved the settlement agreement, subject to Gwenco's receipt of debtor-in-possession financing. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective.

         On August 3, 2007, a special meeting of the board of directors was held to approve a 1 to 4 reverse stock split of the Corporation's outstanding common stock. The motion was approved to authorize the Company to effect a Reverse Stock Split, with a record date of August 16, 2007 and an effective date of August 17, 2007. The reverse split will not affect the amount of authorized shares of the company. Additionally, the board approved the issuance of up to 500 shares of the Corporation's common stock for rounding up of fractional shares in connection with 1 to 4 reverse stock split. In conjunction with the reverse stock split, the OTC Bulletin Board Symbol was changed to QMMC. The subsequent reverse split has not been reflected in any of the numbers within this; or any prior financial reports.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company's previously issued financial statements as of June 30, 2006 and for the three and six months then ended have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by an informal inquiry, and thereafter, a formal investigation regarding an unrelated company, which is being conducted by the United States Securities and Exchange Commission upon its review of the Company's annual and quarterly reports filed pursuant to the Securities Act of 1934, as amended. After review of the inquiry and investigation and further analysis, the Company determined that it incorrectly evaluated embedded derivative liability and warrant liability accounting treatment in connection with convertible debt and warrant financing transactions and did not adequately assess and measure derivative liability values on a quarterly basis. The Company also found that it had incorrectly recorded the fair value of warrants as deferred warrant expense and thereafter amortized the fair value over the life of the accompanying convertible note. The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

         The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated.

         Statement of Operations for the three months ended June 30, 2006

         The Company restated previously recognized deferred warrant expense by $77,231 for the three months ended June 30, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         The Company restated previously recognized selling, general, and administrative expenses by $919,752 for the three months ended June 30, 2006 due to a reclassification of amortization expenses and the cancellation and reissuance of certain warrants entries that have been subsequently reversed. Additionally, the Company recognized an expense of $496,879 in connection with a default judgment entered against the Company of $687,391 during the period.

         The Company recorded stock compensation expense of $170,739 for the three months ended June 30, 2006 due to the issuance of employee stock options during the period.

         The Company recorded a gain on derivative expense of $2,834,222 for the three months ended June 30, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         As a result of the foregoing, the Company restated basic and diluted loss per common share by $0.02 for the three months ended June 30, 2006 due to the reduction in net loss of the Company.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

         June 30, 2006 Balance Sheet

         Adjustments were made to deferred stock option/warrant expense of $15,860 as of June 30, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         Adjustments were made to accounts payable and accrued expenses of $190,512 as of June 30, 2006 as a result of the reclassification of accrued royalties from accrued expenses to loan payable due to entry of a default judgment in the amount of $687,391.

         Adjustments were made to loans payable of $687,391 as of June 30, 2006 due to the reclassification of accrued royalties and the recognition of expense due to entry of a default judgment in the amount of $687,391. Adjustments were also made to loans payable of $300,000 as of June 30, 2006 as a result of the issuance of a convertible promissory note in the principal amount of $300,000 during the period ending June 30, 2006 in connection with a settlement of a disputed claim.

         Adjustments were made to record a derivative liability of $1,242,121 as of June 30, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

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

Restatement of June 30, 2006 Consolidated Financial Statements

         This report contains Quest's restated consolidated financial statements for the three and six months ended June 30, 2006. Quest performed an analysis of its previously issued consolidated financial statements for June 30, 2006 and identified certain accounting errors. The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the three and six months ended June 30, 2006 are set forth in Note 18 to its consolidated financial statements.

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

2007 Developments

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000.

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. The company completed all rehabilitation the week of July 30, 2007.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                 Three Months Ended               Six Months Ended
                                                       June 30,                      June 30,
                                             ---------------------------     ---------------------------
                                                 2007            2006           2007            2006
                                             -----------     -----------     -----------     -----------
                                                              (restated)                     (restated)
                                             -----------     -----------     -----------     -----------
Net sales                                          100.0%            0.0%          100.0%            0.0%
Production costs                                   728.0             n/a          728.03             n/a
Selling, general and administrative              2,221.2             n/a         4,837.7             n/a
Interest                                           236.9             n/a           388.8
Stock compensation                                    --             n/a              --             n/a
Depreciation and amortization                      39.62             n/a            77.8             n/a
Beneficial Conversion Feature                         --             n/a           523.5             n/a
                                             -----------     -----------     -----------     -----------

Operating income (loss)                         (3,125.8)%           n/a        (6,455.0)%           n/a
                                             -----------     -----------     -----------     -----------

Comparison of the three months ended June 30, 2007 and 2006

         Net sales. Revenues for Quest increased to $55,877 for the three months ended June 30, 2007, as compared to $0 for the three months ended June 30, 2006. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch and generated initial revenues of $55,877. Before that time, Quest had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs increased to $406,803 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006. As a percentage of net sales, production costs were 728% of net sales for the three months ended June 30, 2007. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. During the quarter, Quest was required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. Before resuming mining operations, Quest had no production costs due to its lack of mining operations.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $1,241,165, or 31.7%, for the three months ended June 30, 2007, from $1,813,811 for the three months ended June 30, 2006. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $1,000,000 in conversion and warrant issuance expense.

         Interest. Interest expense decreased to $132,360, or 78.7%, for the three months ended June 30, 2007, from $74,061 for the three months ended June 30, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The increase in interest expense results primarily from _____________________________________________.

         Stock compensation expense. Stock compensation expense decreased to $0 for the three months ended June 30, 2007 from $190,739 for the prior period, resulting from the issuance and vesting of stock options during the second quarter of 2006.

         Depreciation and amortization. Depreciation expense increased to $22,140, or 65%, for the three months ended June 30, 2007, from $13,421 for the three months ended June 30, 2006. Quest's depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs.

         Operating loss. Quest incurred an operating loss of $1,746,591 for the three months ended June 30, 2007, compared to an operating loss of $2,092,032 for the three months ended June 30, 2006. It had lower operating losses in the first quarter of 2007 as compared to 2006 primarily from an increase in revenues, a decrease in selling, general, and administrative expenses, and the decrease in stock compensation expense. This was offset by increases in production costs, interest, depreciation, and amortization.

Comparison of the six months ended June 30, 2007 and 2006

         Net sales. Revenues for Quest increased to $55,877 for the six months ended June 30, 2007, as compared to $0 for the six months ended June 30, 2006. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch and generated initial revenues of $55,877. Before that time, Quest had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs increased to $406,803 for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006. As a percentage of net sales, production costs were 728% of net sales for the six months ended June 30, 2007. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. During the quarter, Quest was required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. Before resuming mining operations, Quest had no production costs due to its lack of mining operations.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $2,703,158, or 6%, for the six months ended June 30, 2007, from $2,549,928 for the six months ended June 30, 2006. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $2,100,000 in conversion and warrant issuance expense.

         Interest. Interest expense decreased to $217,199, or 60%, for the six months ended June 30, 2007, from $542,155 for the six months ended June 30, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from a one-time interest expense which Quest incurred in the first quarter of 2006 in connection with a debt restructuring.

         Stock compensation expense. Stock compensation expense decreased to $0 for the six months ended June 30, 2007 from $190,739 for the prior period, resulting from the issuance and vesting of stock options during the second quarter of 2006.

         Depreciation and amortization. Depreciation expense increased to $43,485, or 62%, for the six months ended June 30, 2007, from $28,842 for the six months ended June 30, 2006. Quest's depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs.

         Beneficial conversion expense. Quest incurred beneficial conversion expense of $292,500 for the six months ended June 30, 2007. This expense resulted from the issuance of shares of Series C Preferred Stock, which is convertible into shares of common stock at the lesser of (i) $0.008 per share or
(ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

         Operating loss. Quest incurred an operating loss of $3,607,268 for the six months ended June 30, 2007, compared to an operating loss of $3,309,664 for the six months ended June 30, 2006. It had higher operating losses in the first half of 2007 as compared to 2006 primarily from increases in production costs, selling, general, and administrative expenses, and the recognition of a beneficial conversion expense. This was offset by an increase in revenues and decreases in interest expense and stock compensation expense.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at June 30, 2007 was $7,703,163. It had cash of $7,876 as of June 30, 2007. In addition it had $12,725 in cash held in a debtor-in-possession account for its Gwenco subsidiary, which is currently in Chapter 11 bankruptcy reorganization proceedings.

         Quest used $546,782 of net cash in operating activities for the six months ended June 30, 2007, compared to using $336,243 in the six months ended June 30, 2006. The net loss of $3,454,834 was supplemented by an increase in prepaid expenses of $17,400 and a non-cash decrease of $152,434 in derivative liabilities. This was offset by was offset by non-cash expenses of $43,485 in depreciation and amortization, $42,750 in deferred consulting amortization, $88,192 of stock issued for interest, $227,171 of stock issued for services, $292,500 of beneficial conversion expense, and $2,136,787 of warrant issuance and conversion expense, as well as an increase of $247,001 in accounts payable and accrued expenses.

         Quest used $1,802 in cash flows in investing activities for the six months ended June 30, 2007, compared to using $0 in the six months ended June 30, 2006. This amount was used to purchase additional equipment.

         Net cash flows provided by financing activities were $587,838 for the six months ended June 30, 2007, compared to net cash flows provided by financing activities of $320,813 for the six months ended June 30, 2006. This increase in net cash provided by financing activities is due to Quest's borrowings of $587,838, offset by repayment of $35,034 of debt.

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

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share. On July 27, 2007, an investor holding a unit note in the amount of $25,000 exchanged the note for 3,347,701 shares of our common stock.

         On May 16, 2005, Quest entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of Quest. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. On February 14, 2006, in connection with a settlement agreement with the lender, Quest made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into Quest's common stock at a rate of $0.10 per share and was due February 22, 2007. Quest amended and restated the warrant issuance to reflect a $0.05 per share exercise price. Quest also issued 5,000,000 new warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. In June, 2007, Quest entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into

Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

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

         Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed. Quest is also seeking to fund the capital requirements of Gwenco, Inc. through a debtor-in-possession financing through the Gwenco bankruptcy proceedings. The bankruptcy court approved this debtor-in-possession financing on August 3, 2007.

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

         Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls. These material changes include continuing implementation of improvements to our internal controls as set forth above.

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Quest references its Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, for a description of its legal proceedings. The disclosures in this report relate only to legal proceedings that have become reportable events during the quarter ended June 30, 2007 and legal proceedings previously reported in which a material development has occurred.

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. We recently received court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses.

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

ITEM 2 - CHANGES IN SECURITIES

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.21 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share. On July 27, 2007, an investor holding a unit note in the amount of $25,000 exchanged the note for 3,347,701 shares of our common stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) and Regulation S of the Securities Act.

         On May 16, 2005, Quest entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. Additionally, the lender was issued 10,260,028 warrants. The loans subject to the credit agreement are secured by certain assets of Quest. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. On February 14, 2006, in connection with a settlement agreement with the lender, Quest made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into Quest's common stock at a rate of $0.10 per share and was due February 22, 2007. Quest amended and restated the warrant issuance to reflect a $0.05 per share exercise price. Quest also issued 5,000,000 new warrants exercisable at $.10 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. In June, 2007, Quest entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) and Regulation S of the Securities Act.

         During the quarter ended June 30, 2007, Quest issued an aggregate of 197,000,000 shares of common stock upon partial conversion of a secured note and judgment thereon. The aggregate principal and interest amount of this judgment that was converted was $197,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended June 30, 2007, Quest issued an aggregate of 103,878,207 shares of common stock upon conversions of amended and restated 7% and 12% convertible notes. The aggregate principal and interest amount of these notes that were converted was $382,535. The issuances were exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

                                                                                    Principal Balance
                                                                                    at March 31, 2007
         10% Note payable to Duke Energy Merchants                                       726,964
         12.75% Convertible note payable to Interstellar Holdings, LLC                   102,026
         12% Convertible note payable to Gross Foundation                                 52,899
         7% Convertible note payable to First Mirage                                      85,338
         7% Convertible notes payable                                                     50,000
         6% Convertible notes payable                                                    100,000
         9.5% Note payable to First Sentry Bank                                          262,402
         6% Note payable to United National Bank                                          28,159

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS

Item
No.      Description                                            Method of Filing
---      -----------                                            ----------------

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


                                       QUEST MINERALS & MINING CORP.


August 20, 2007                        /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)