Form 10QSB
period 2007-09-30
Quest Minerals & Mining Corp
filed 2007-11-19
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007
                                    ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007, 325,382,374 shares of our common stock were outstanding.

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


                          QUEST MINERALS & MINING CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets
  Cash                                                                       $     14,681
                                                                             ------------
      Total current assets                                                         14,681


Leased Mineral Reserves, net (Note 2 & 5)                                       5,209,267
Equipment, net (Note 6)                                                           191,799
Deposits                                                                           39,039
Prepaid consulting expense                                                         71,575
Other receivables, net (Note 7)                                                        --
DIP Cash, Restricted (Note 16)                                                      1,991
DIP Receivables, Restricted (Note 16)                                               3,698
                                                                             ------------

        TOTAL ASSETS                                                         $  5,532,049
                                                                             ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                             $  2,661,871
  Loans payable (Note 9)                                                        3,304,926
  Bank loans (Note 9)                                                           1,017,525
  Related party loans (Note 9)                                                    675,160
                                                                             ------------

        TOTAL CURRENT LIABILITIES                                               7,659,483

Other Liabilities
  Derivative Liability (Note 7)                                                 1,191,295
  Unearned revenues (Note 8)                                                           --
                                                                             ------------


        TOTAL LIABILITIES                                                       8,850,778

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                                  453
    SERIES B - issued and outstanding 48,284 shares                                    48
    SERIES C - issued and outstanding 260,000 shares                                  260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 260,382,374 shares                                     260,385

  Equity held in escrow (Note 12)                                                (587,500)

  Paid-in capital                                                              51,246,572
  Accumulated Deficit                                                         (54,238,947)
                                                                             ------------

Total Stockholders' Equity                                                     (3,318,729)
                                                                             ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  5,532,049
                                                                             ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the three months ended           For the nine months ended
                                                                   September 30,                       September 30,
                                                          -------------------------------     -------------------------------
                                                                               RESTATED                           RESTATED
                                                              2007               2006             2007              2006
                                                          -------------     -------------     -------------     -------------
Revenue:
   Coal Revenues                                          $      43,543     $          --     $      99,420     $          --
   Interest and Other                                                --                --                --                --
                                                          -------------     -------------     -------------     -------------

          Total Revenues                                         43,543                --            99,420                --
                                                          -------------     -------------     -------------     -------------

Expenses:
   Production costs                                             114,179                --           520,982                --
   Selling, general and administrative                          766,368         1,048,180         3,469,526         3,598,107
   Interest                                                      84,423           104,756           301,622           646,911
   Stock compensation expense                                        --                --                --           190,739
   Depreciation and Amortization                                 25,936            13,421            69,421            40,263
   Beneficial conversion expense                                     --                --           292,500                --

          Total Operating Expenses                              990,906         1,166,357         4,654,051         4,476,020
                                                          -------------     -------------     -------------     -------------

Loss from Operations                                           (947,363)       (1,166,357)       (4,554,631)       (4,476,020)

Other Income (Expense):
   Gain on Settlement costs                                     178,261                --           178,261                --
   Gain (Loss) on Derivatives                                    76,859          (620,504)          229,293         4,695,105
                                                          -------------     -------------     -------------     -------------

Income (Loss) before income taxes                              (692,243)       (1,786,861)       (4,147,077)          219,085
                                                          -------------     -------------     -------------     -------------

Provision for Income taxes                                           --                --                --                --
                                                          -------------     -------------     -------------     -------------

Net Income (loss)                                         $    (692,243)    $  (1,786,861)    $  (4,147,077)    $     219,085
                                                          =============     =============     =============     =============

Basic income (loss) per common share                      $     (0.0032)    $     (0.0706)    $     (0.0286)    $      0.0101
                                                          =============     =============     =============     =============

Diluted income (loss) per common share                    $     (0.0032)    $     (0.0706)    $     (0.0286)    $      0.0014
                                                          =============     =============     =============     =============

Weighted average common shares outstanding                  213,167,984        25,318,753       145,233,881        21,684,604
                                                          =============     =============     =============     =============

Weighted average diluted shares outstanding                 213,167,984        25,318,753       145,233,881       152,288,100
                                                          =============     =============     =============     =============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                       RESTATED
                                                                         2007            2006
                                                                     ------------    ------------
Operating Activities
--------------------
   Net Income (loss)                                                 $ (4,147,077)   $    219,085
   Adjustments to reconcile net (loss) to net cash provided
      (used) by operating activities:
   Depreciation and Amortization                                           69,421          40,263
   Derviative expense (gain)                                             (229,293)     (4,695,105)
   Deferred consulting amortization                                        84,325         687,150
   Stock issued for interest                                               89,998          77,038
   Stock issued for services                                              468,271         965,326
   Beneficial conversion feature                                          292,500              --
   Warrants issuances and conversions expense                           2,560,937         605,749
   Investment expense                                                          --       1,462,440
   Stock compensation expense (deferred)                                                  190,739
   Changes in operating assets and liabilities:
   (Increase) decrease in DIP Assets                                        1,707              --
   (Increase) decrease in receivables                                          --         (57,109)
   (Increase) decrease in Prepaid Expenses                                (84,900)       (233,000)
   Increase (decrease) in accounts payable and accrued expenses            63,474         154,413
                                                                     ------------    ------------
   Net cash used by operating activities                                 (834,049)       (583,011)

Investing Activities
--------------------
   Equipment purchased                                                    (83,632)             --
   Security Deposits                                                         (739)         (1,000)
                                                                     ------------    ------------
   Net cash used by investing activities                                  (84,371)         (1,000)

Financing Activities
--------------------
   Sale of Common Stock                                                        --          24,990
   Repayments                                                             (38,354)             --
   Borrowings                                                             971,403         544,135
                                                                     ------------    ------------
   Net cash provided by financing activities                              933,049         569,125
                                                                     ------------    ------------
   Increase (decrease) in cash                                             14,629         (14,886)
   Cash at beginning of period                                                 52          16,415
                                                                     ------------    ------------
   Cash at end of period                                             $     14,681    $      1,529
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
     Interest                                                        $      5,238    $         --
                                                                     ============    ============
     Income taxes                                                    $         --    $         --
                                                                     ============    ============

   Stock issued during year for:
     Services                                                        $    468,271    $    717,880
                                                                     ============    ============
     Stock compensation                                                                        --
                                                                     ============    ============
     Interest                                                              89,998          77,038
                                                                     ============    ============
     Investment                                                                --         142,356
                                                                     ============    ============
     Series C Preferred Stock for officer indemnification                 260,000              --
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         There were 10,000,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of September 30, 2007, 3,000,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the three months ended September 30, 2007, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006. The Company had no securities available-for-sale at September 30, 2007.

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

         Stock Split

         All references to common stock and per share data have been retroactively restated to account for the 1 for 4 reverse stock split effectuated on August 17, 2007. See Note 12 for details.

         Other Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements to have any impact on its financial condition or results of operations.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,530,115 and $4,434,984 for the years ended December 31, 2006 and 2005 and had a working capital deficit of $8,008,768 at December 31, 2006. For the nine months ended September 30, 2007 the, Company had a net operating loss of $4,554,631. The working capital deficit as of September 30, 2007 was $7,644,802. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         Certain former owners of the Company's indirect, wholly-owned subsidiary, Gwenco, Inc. ("Gwenco") commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See
         Note 16.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were released on August 10, 2007 to complete the settlement.

         As of September 30, 2007, Gwenco owed approximately $226,210 in lease payments in addition to the reduced judgment amount of $229,130.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At September 30, 2007, the leased mineral reserves, valued at $5,209,267, consisted of the following:

                                                                Proven Reserves
         Seams                                                         Tons
         -----------                                               ------------
         Winifrede                                                      214,650

         Taylor                                                       1,783,500

         Cedar Grove                                                  3,702,600

         Pond Creek                                                   4,093,689
                                                                   ------------

                   Total Reserves                                     9,794,431
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

NOTE 6 - EQUIPMENT

Equipment consisted of the following:
                                                                   September 30,
                                                                       2007
                                                                   ------------
         Mining equipment (a)                                      $    866,353

         Less accumulated depreciation                                 (318,734)

         Less allowance for Impairment (b)                             (355,820)
                                                                   ------------

         Equipment - net                                           $    191,799
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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2007, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                                   September 30,
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
                                                                   ============

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of September 30, 2007, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of September 30, 2007, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                   September 30,
                                                                       2007
                                                                   ------------
         Accounts payable                                          $    278,857

         Accrued royalties payable-operating (a)                        226,210

         Accrued bank claim (b)                                         650,000

         Accrued taxes                                                   88,328

         Accrued interest                                               540,084

         Accrued expenses (c)                                           878,392
                                                                   ------------
                                                                      2,661,871

         Derivative Liability (d)                                     1,191,295

         Unearned Revenues (e)                                               --

                                                                   $  3,853,166
                                                                   ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were later released on August 10, 2007 to complete the settlement. As of September 30, 2007, Gwenco owed approximately $226,210 in lease and/or royalty payments in addition to the reduced judgment of $229,130 against Gwenco.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of September 30, 2007, no resolution has been determined.

         (c) The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company's common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company. In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock. See Note 11. Upon default by the Company, the lender foreclosed on the officer's pledged shares. In addition, during the period ended December 31, 2004, the Company had acquired these accrued expenses from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. The Company continues to carry these balances until further validity can be determined.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE
                                                                   September 30,
                                                                      2007
                                                                   ------------
Notes payable consist of the following:

E-Z MINING CO., INC.:
   0% Notes payable (a).                                           $    202,864

QUEST MINERALS & MINING CORP.
   0% Notes payable to IAB (b).                                              --
   12% Notes payable to Gross Foundation (c).                            41,899
   7% Notes payable to Greenwood Partners (d).                               --
   7% Notes payable to Professional Traders Fund (d).                        --
   7% Notes payable to First Mirage (d).                                 35,338
   7% Notes payable to Investors (e).                                    50,000
   7% Notes payable to Greenwood Partners (f).                               --
   7% Notes payable to First Mirage (f).                                 50,000
   7% Notes payable to Professional Traders Fund (g).                   100,000
   8% Notes payable to Cornway Co (h).                                       --
   8% Notes payable to Interstellar Holdings. (h).                      535,000
   5% Advances from Interstellar Holdings (i).                        1,007,349
   0% Notes payable (j).                                                207,684
   6% Notes payable to Westor Capital Group (k).                        100,000
   8% Notes payable to Kaila (l).                                       300,000

QUEST ENERGY, LTD.
   8% Summary Judgment payable to BH&P (m).                              35,000

GWENCO, INC.: (Bank Loans)
   12% Judgment to Duke Energy Merchants (n).                           726,964
    9% Assigned Judgment to Interstellar Holdings (o).                       --
   12.75% Assigned Judgment to Interstellar Holdings (o).                87,398
   9.5% Note payable to First Sentry Bank (p)                           262,402
   6% Note payable to United National Bank (p)                           28,159
   0% Default Judgment to Third-Party (q)                               229,130
   17% DIP Financing - Interstellar Holdings (r)                        323,264

GWENCO, INC.: (Related-Party Loans)
   5.26% Notes payable to Scott Whitson (s).                            675,160
                                                                   ------------
                                                                      4,997,611

   Less current portion                                               4,997,611
                                                                   ------------
Long-Term Debt:                                                    $         --
                                                                   ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         (b) On July 15, 2004, the Company signed a 0% promissory note with IAB for $250,000 payable on demand. As part of this loan agreement, 150,000 shares valued at $487,500 were issued as interest. On February 13, 2006, the Company converted the note into 1,250,000 shares of common stock in order to settle the debt. The Company expensed $270,000 to interest for the difference in market value at the time of issuance.

         (c) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.40 per share. As additional compensation to the lender, the Company issued 75,000 common stock warrants at $6.00. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 50,000 shares of common stock at $.40 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of September 30, 2007, the amended note was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $2.00 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $2.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $4.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the nine months ended September 20, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $2.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $2.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $4.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the nine months ended September 30, 2007, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of September 30, 2007, the remaining notes are in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $2.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $2.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $4.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $0.075 per share; provided, that if the market price of the Company's common stock was less than $0.10 per share for ten consecutive trading days, the conversion price would reduced to $0.05 per share; provided, further, that if the market price of the Company's common stock was less than $0.05 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $0.05 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the nine months ended September 30, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 2,565,007 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $0.40 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $0.10 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $0.05 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 6,000,000 shares of the Company's common stock, under which the holders exchanged the note and the 6,000,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.005 per share or
                  (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of September 30, 2007, the obligation was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the company recorded a capital contribution from its officers of $390,000. The Company is currently negotiating the terms of indemnification of the officers as a result of this foreclosure. During the six months ended September 30, 2007, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.84 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.105 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 836,925 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. As of September 30, 2007, the remaining note was in default, and the Company is in the process of re-negotiating the note with the holder.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         (m) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2007, the Company remains in default.

         (n) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of September 30, 2007, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 16.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         (q) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. On July 17, 2007, the Bankruptcy Court approved the settlement agreement. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, the escrowed funds were transferred to complete the settlement. As of the nine months ended September 30, 2007, the Company continues to negotiate the remaining balance of the judgment with its former owners.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (r) On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In -Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.

         (s) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through September 30, 2007.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         On August 17, 2007, the company effectuated a 4 to 1 reverse stock split. As a result of the reverse split, the conversion price was adjusted from $0.241422 to $0.965688.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         On August 17, 2007, the company effectuated a 4 to 1 reverse common stock split. As a result of the reverse split, the conversion price was adjusted from the lower of $0.008 or 100% of the 5-day average to the lower of $0.032 or 100% of the 5-day average.

NOTE 12 - COMMON STOCK

         On January 5, 2007, the Company issued 625,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $7,500 as a result of the issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On January 5, 2007, the Company issued 1,000,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $12,000 as a result of the issuance.

         On January 5, 2007, the Company issued 1,339,286 shares of common stock at $.0112 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $15,000 principal and the Company expensed an additional $1,072 due to the difference in market value at the time of issuance.

         On January 10, 2007, the Company issued 1,665,596 shares of common stock at $.0096 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $15,000 principal and $828 in accrued interest. The Company expensed $14,152 due to the difference in market value at the time of issuance.

         On January 12, 2007, the Company issued 250,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $7,800 as a result of the issuance.

         On January 12, 2007, the Company issued 250,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $7,800 as a result of the issuance.

         On January 12, 2007, the Company issued 2,000,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $8,000 and $54,400 was expensed for the difference in market value at the time of issuance.

         On January 19, 2007, the Company issued 125,000 shares of common stock under its 2006 Stock Incentive Plan for consulting services. The Company expensed $6,000 as a result of the issuance.

         On February 9, 2007, the Company amended its articles of incorporation to increase the number of shares of common stock that were authorized to issue form 250,000,000 to 975,000,000.

         On February 13, 2007, the Company issued 2,750,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $88,000 was expensed for the difference in market value at the time of issuance.

         On February 13, 2007, the Company issued 325,000 shares of common stock under its 2006 Stock Incentive Plan for legal services. The Company expensed $11,700 as a result of the issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On February 14, 2007, the Company issued 1,127,728 shares of common stock at $.0132 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $14,191.96 principal and $743.67 in accrued interest. The Company expensed $39,195 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued 1,950,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $78,000 principal. The Company expensed $15,600 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued an additional 430,952 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note; which was determined that an incorrect conversion ratio was used in calculating a prior reduction of $78,000 in principle. The Company expensed $20,686 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued 5,000,000 shares of common stock to various European investors as part of a conversion feature agreed to on January 11, 2007; whereas the investors agreed to sell, assign, transfer and deliver prior notes and prior shares in exchange for the issuance of 8% Secured Convertible Promissory Notes in the amount of $635,000. The company reduced the principal by $100,000 and expensed $140,000 due to the difference in market value at the time of issuance.

         On February 20, 2007, the Company issued 346,355 shares of common stock at $.0308 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $687.12 in accrued interest. The Company expensed $5,938 due to the difference in market value at the time of issuance.

         On February 26, 2007, the Company issued 2,375,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $85,500 as a result of the issuances.

         On February 27, 2007, the Company issued 191,311 shares of common stock at $.028 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $5,000 principal and $356.71 in accrued interest. The Company expensed $1,683 due to the difference in market value at the time of issuance.

         On February 27, 2007, the Company issued 525,210 shares of common stock at $.028 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $15,000 principal and the Company expensed an additional $4,328 due to the difference in market value at the time of issuance.

         On February 28, 2007, the Company issued 855,227 shares of common stock at $.0292 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $12,630 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         In January, 2007, the Company entered into an exchange agreement with a note holder and holders of 1,500,000 shares of the Company's common stock, under which the holders exchanged the note and the 1,500,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. See
         Note 9. The Company credited $33,600 to stockholder's equity based on the market value of the 1,500,000 shares received as of the date of the exchange. The shares were returned to treasury.

         On March 5, 2007, the Company issued 2,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $10,000 and $69,000 was expensed for the difference in market value at the time of issuance.

         On March 5, 2007, the Company issued 16,667 shares of common stock to satisfy a warrant conversion pursuant to a unit purchase agreement, which consisted of a $25,000 7% senior secured convertible note due March 6, 2006 and 37,500 Series A&B Warrants. The Company expensed $460 due to the difference in market value at the time of issuance.

         On March 6, 2007, the Company issued 2,500,000 shares of common stock at $.0364 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $34,434 principal and $28,986 in accrued interest. The Company expensed $1,580 due to the difference in market value at the time of issuance.

         On March 7, 2007, the Company issued 1,332,623 shares of common stock at $.0188 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $9,648 due to the difference in market value at the time of issuance.

         On March 12, 2007, the Company issued 1,524,390 shares of common stock at $.0164 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $9,146 due to the difference in market value at the time of issuance.

         On March 13, 2007, the Company issued 1,644,737 shares of common stock at $.0152 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $7,895 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 360,831 shares of common stock at $.0148 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $5,000 principal and $383.01 in accrued interest. The Company expensed $3,421 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On March 16, 2007, the Company issued 874,126 shares of common stock to satisfy a partial conversion of $15,000 on a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A&B Warrants. The Company expensed an additional $6,329 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 1,250,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $18,410 principal. The Company expensed $12,090 due to the difference in market value at the time of issuance.

         On March 19, 2007, the Company issued 875,000 shares of common stock under its 2007 Stock Incentive Plan for consulting services. The Company expensed $22,750 as a result of the issuance.

         On March 19, 2007, the Company issued 2,750,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $60,500 was expensed for the difference in market value at the time of issuance.

         On March 20, 2007, the Company issued 1,689,189 shares of common stock at $.0148 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $16,892 due to the difference in market value at the time of issuance.

         On March 20, 2007, the Company issued 679,680 shares of common stock at $.016 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $779.18 in accrued interest. The Company expensed $6,077 due to the difference in market value at the time of issuance.

         On March 16, 2007, the Company issued 535,336 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $8,304.13 principal. The Company expensed $4,972 due to the difference in market value at the time of issuance.

         On March 23, 2007, the Company issued 2,750,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $11,000 and $46,200 was expensed for the difference in market value at the time of issuance.

         On March 27, 2007, the Company issued 1,562,500 shares of common stock at $.016 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $25,000 principal and the Company expensed an additional $14,375 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On March 27, 2007, the Company issued 1,250,000 shares of common stock at $.0164 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $20,440 principal and the Company expensed $11,060 due to the difference in market value at the time of issuance.

         On March 28, 2007, the Company issued 625,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $9,905 principal. The Company expensed $5,095 due to the difference in market value at the time of issuance.

         On March 29, 2007, the Company issued 4,000,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $16,000 and $75,200 was expensed for the difference in market value at the time of issuance.

         On March 29, 2007, the Company issued 689,089 shares of common stock at $.0156 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $808.77 in accrued interest. The Company expensed $4,902 due to the difference in market value at the time of issuance.

         On March 30, 2007, the Company issued 2,850,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $54,720 as a result of the issuances.

         On April 9, 2007, the Company issued 4,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $18,000 and $73,800 was expensed for the difference in market value at the time of issuance.

         On April 9, 2007, the Company issued 2,670,227 shares of common stock at $.0148 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $40,000 principal and the Company expensed an additional $14,473 due to the difference in market value at the time of issuance.

         On April 11, 2007, the Company issued 1,250,000 shares of common stock at $.0144 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $17,850 principal and the Company expensed $7,650 due to the difference in market value at the time of issuance.

         On April 12, 2007, the Company issued 771,332 shares of common stock at $.0014 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $10,000 principal and $854.79 in accrued interest. The Company expensed $6,423 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On April 18, 2007, the Company issued 5,250,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $21,000 and $113,400 was expensed for the difference in market value at the time of issuance.

         On April 18, 2007, the Company issued 2,242,603 shares of common stock at $.0144 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $30,000 principal and $2,564.38 in accrued interest. The Company expensed $28,847 due to the difference in market value at the time of issuance.

         On April 18, 2007, the Company issued 3,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $43,512 principal and the Company expensed $33,288 due to the difference in market value at the time of issuance.

         On April 24, 2007, the Company issued 5,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $90,200 was expensed for the difference in market value at the time of issuance.

         On April 30, 2007, the Company issued 910,364 shares of common stock at $.0144 per share to PTF as a partial conversion pursuant to their Amended and Restated 7% Senior Secured promissory note. The issuance reduced the debt by $13,000 principal and the Company expensed an additional $4,843 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 2,000,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $27,328 principal and the Company expensed $14,272 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 987,998 shares of common stock to satisfy a conversion notice of $10,000 principal and $3,500 interest on a convertible note of $25,000 pursuant to a unit purchase agreement, which consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A&B Warrants. The Company expensed an additional $7,050 due to the difference in market value at the time of issuance.

         On May 2, 2007, the Company issued 1,250,000 shares of common stock at $.0136 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $17,080 principal and the Company expensed $8,920 due to the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On May 8, 2007, the Company issued 5,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $90,200 was expensed for the difference in market value at the time of issuance.

         On May 16, 2007, the Company issued 2,250,000 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $32,040 principal and the Company expensed $25,560 due to the difference in market value at the time of issuance.

         On May 16, 2007, the Company issued 2,500,000 shares of common stock at $.014 per share to First Mirage, Inc. as a partial conversion pursuant to their promissory note due on April 18, 2007. The issuance reduced the debt by $35,420 principal and the Company expensed $28,580 due to the difference in market value at the time of issuance.

         On May 16, 2007, the Company issued 3,933,603 shares of common stock at $.0144 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $51,000 principal and $4,929.53 in accrued interest. The Company expensed $44,771 due to the difference in market value at the time of issuance.

         On May 17, 2007, the Company issued 5,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $118,800 was expensed for the difference in market value at the time of issuance.

         On May 23, 2007, the Company issued 5,000,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $20,000 and $90,000 was expensed for the difference in market value at the time of issuance.

         On May 24, 2007, the Company issued 2,203,427 shares of common stock to Greenwood Partners as a partial conversion pursuant to their promissory note. The issuance reduced the debt by $35,537 principal and the Company expensed $14,701 due to the difference in market value at the time of issuance.

         On May 30, 2007, the Company issued 5,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $22,000 and $96,800 was expensed for the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On June 6, 2007, the Company issued 6,250,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $25,000 and $107,500 was expensed for the difference in market value at the time of issuance.

         On June 20, 2007, the Company issued 6,250,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $25,000 and $107,500 was expensed for the difference in market value at the time of issuance.

         On June 27, 2007, the Company issued 836,925 shares of common stock in exchange for return of an outstanding convertible promissory note in the principal amount of $25,000 pursuant to an exchange agreement. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance.

         On July 12, 2007, the Company issued 4,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $18,000 and $68,400 was expensed for the difference in market value at the time of issuance.

         On July 19, 2007, the Company issued 6,250,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $25,000 and $97,500 was expensed for the difference in market value at the time of issuance.

         On July 23, 2007, the Company issued 7,375,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $129,800 as a result of the issuance.

         On July 23, 2007, the Company issued 2,500,000 shares of common stock under its 2007 Stock Incentive Plan as compensation towards back salaries owed to employees. The company reduced accrued payables by $44,000.

         On August 2, 2007, the Company issued 7,500,000 shares of common stock at $.004 to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $30,000 and $81,000 was expensed for the difference in market value at the time of issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On August 13, 2007, the Company issued 698,518 shares of common stock at $.0096 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $6,000 principal and $755.51 in accrued interest. The Company expensed $3,024 due to the difference in market value at the time of issuance.

         On August 14, 2007, the Company issued 2,956,365 shares of common stock to Greenwood Partners as a partial conversion of interest pursuant to their promissory note. The issuance reduced the interest by $28,381 and the Company expensed $13,008 due to the difference in market value at the time of issuance.

         On August 17, 2007, the Company effectuated a 1 to 4 reverse stock split resulting in a 644,867,576 reduction of shares from 859,823,718 common shares outstanding to 214,956,142 common shares outstanding. The reverse stock split did not affect the amount of authorized shares of the Company. Additionally, the board approved the issuance of up to 500 shares of the Company's common stock for rounding up of fractional shares in connection with the reverse stock split, of which, 213 shares were issued. In conjunction with the reverse stock split, the Company's stock symbol on the OTC Bulletin Board Symbol was changed to QMMC.

         On August 21, 2007, the Company issued 726,221 shares of common stock at $.0078 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which was amended and restated on July 26, 2006. The issuance reduced the debt by $5,000 principal and $642.74 in accrued interest. The Company expensed $4,524 due to the difference in market value at the time of issuance.

         On August 24, 2007, the Company issued 4,000,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $52,000 as a result of the issuance.

         On August 24, 2007, the Company issued 5,000,000 shares of common stock at $0.001 per share to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $5,000 and $60,000 was expensed for the difference in market value at the time of issuance.

         On September 7, 2007, the Company issued 1,000,000 shares of common stock under its 2007 Stock Incentive Plan for consulting services. The Company expensed $10,000 as a result of the issuance.

         On September 14, 2007, the Company issued 8,000,000 shares of common stock $0.001 per share to satisfy a portion of debt sold by National City Bank of Kentucky including its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, referenced in Notes 9 and 16, to a third party investor. The debt was reduced by $8,000 and $46,400 was expensed for the difference in market value at the time of issuance.

         On September 25, 2007, the Company issued 1,000,000 shares of common stock under its 2007 Stock Incentive Plan for legal services. The Company expensed $6,300 as a result of the issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 12 - COMMON STOCK (Continued)

         On September 28, 2007, the Company issued 10,000,000 shares of common stock under its 2007 Stock Incentive Plan as compensation towards back salaries owed to employees. The Company reduced accrued payables by $60,000.

         On September 28, 2007, the Company issued 15,700,000 shares of common stock under its 2007 Stock Incentive Plan for various legal and consulting services. The Company expensed $94,200 as a result of the issuance.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances Outstanding consist of the following:

                                                                                                              September 30,
                                                                                                                   2007
                                                                                                               ------------
                                                                                                 Exercise
                                                                                  Warrants         Price         Valuation
                                                                               ------------    ------------    ------------
December 17, 2004 issuance of 150,000 warrants; expiration 2009 (a).                150,000            6.00              87

December 21, 2004 issuance of 50,000 warrants; expiration 2009 (b).                  50,000            6.00              29

March 4, 2005 issuance of 562,500 series A warrants; expiration 2010 (c).           187,500            2.00             240

March 4, 2005 issuance of 562,500 series B warrants; expiration 2010 (c).           187,500            4.00             172

April 5, 2006 issuance of 296,771 warrants; expiration 2009 (d).                    296,771             .84             196

May 18, 2006 issuance of 1,250,000 options; expiration 2011 (e).                    750,000             .20         143,054
                                                                               ------------                    ------------


                                                             TOTALS:              1,621,771                    $    143,777
                                                                               ============                    ============



                                                                                                   Avg.
                                                                                  Warrants     Ex. Price ($)     Valuation
                                                                               ------------    ------------    ------------
Total Options / Warrants outstanding as of December 31, 2006                      5,661,778    $        .08         383,022
---------------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                                 0               0               0

Options / Warrants Expired / Cancelled                                           (3,965,007)          (0.20)       (234,792)


Options / Warrants Exercised                                                        (75,000)          (0.20)             (0)

Derivative Valuation Adjustment                                                                                      (4,453)
---------------------------------------------------------------------------------------------------------------------------

Total Options / Warrants outstanding as of June 30, 2007                          1,621,771    $       0.04         143,777
                                                                               ============================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (a) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $0.40 per share. As additional compensation to these lenders, the Company agreed to issue them 150,000 common stock warrants at $6.00. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (b) On December 21, 2004, the Company issued 50,000 common stock warrants at $6.00 as finder's fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (c) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 37,500 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $2.00 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $2.00 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $4.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the three months ended March 31, 2007, 375,000 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

         (d) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $0.84 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.42 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 296,771 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. As of the nine months ended September 30, 2007, the notes were in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (e) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 1,250,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $.20 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 500,000 shares vesting immediately, (ii) options to purchase up to 500,000 shares vesting upon the Company's receipt of an aggregate of $250,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 250,000 shares vesting six months after the date of the option agreements. The 2,500,000 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 500,000 of these options would vest six months from issuance and 1,000,000 million would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's then-President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 500,000 options initially awarded to him would remain vested and 250,000 options would be allowed to vest in six months. 500,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 500,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation. On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         On January 12, 2007, the Company entered into an indemnity agreement with the Company's President, who is also the Company's Secretary and sole director. Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for the loss he incurred as a result of the foreclosure by the lender on the shares, which the President had pledged. On the date of foreclosure, the President's shares had a market value of approximately $260,000. The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company. The board of directors has further determined that the President's conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company. The Company recorded a beneficial conversion expense of $292,500 as a result of the issuance of the Series C Preferred Stock. The issuance of the Series C Preferred Stock to the President effectively transferred control of the company to the President. The Company is currently negotiating the terms of indemnification of with the other former officer as a result of this foreclosure.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2007, the Company remains in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

         On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court. On July 17, 2007, the Bankruptcy Court approved the settlement agreement, subject to Gwenco's receipt of debtor-in-possession financing. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, escrowed funds were transferred to complete the settlement.

         On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In -Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.

         As of September 30, 2007, Gwenco had assets of $5,445,793, which included all of the mineral rights of the Company valued at $5,209,267 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $4,993,669. Of these liabilities, $3,026,284 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at September 30, 2007. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at September 30, 2007, which includes Gwenco, Inc. and the Company and its other subsidiaries:

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007


                          QUEST MINERALS & MINING CORP.
                             COMBINED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (Unaudited)

                                                                     QUEST & SUB        GWENCO        ADJUSTMENTS        COMBINED
                                                                    ------------     ------------     ------------     ------------
                                     ASSETS
Current Assets
  Cash                                                                    14,681     $         --     $                $     14,681
                                                                    ------------     ------------     ------------     ------------
      Total current assets                                                14,681               --                            14,681

Leased Mineral Reserves, net (Note 2 & 5)                                     --        5,209,267                         5,209,267
Equipment, net (Note 6)                                                       --          191,799                           191,799
Deposits                                                                      --           39,038                            39,038
Prepaid consulting Expense                                                71,575               --                            71,575
Intercompany,net                                                              --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                        1,991                             1,991
DIP Receivable, restricted                                                    --            3,698               --            3,698
                                                                    ------------     ------------     ------------     ------------

      TOTAL ASSETS                                                  $     86,256     $  5,445,793     $         --     $  5,532,049
                                                                    ============     ============     ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                    $  1,935,573     $    726,298     $                $  2,661,871
  Loans payable (Note 9)                                               2,752,533          552,393                         3,304,926
  Bank loans (Note 9)                                                         --        1,017,524                         1,017,524
  Related party loans (Note 9)                                           675,160               --               --          675,160
                                                                    ------------     ------------     ------------     ------------

      TOTAL CURRENT LIABILITIES                                        5,363,267        2,296,215                         7,659,482

Other Liabilities
  Intercompany                                                                --        2,703,021       (2,703,021)              --
  Derivative Liability (Note 7)                                        1,191,295                                          1,191,295
  Unearned revenues (Note 8)                                                  --               --               --               --
                                                                    ------------     ------------     ------------     ------------

      TOTAL LIABILITIES                                                6,554,562        4,999,237       (2,703,021)       8,850,778

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 453,000 shares                         453               --                               453
    SERIES B - issued and outstanding 48,284 shares                           (0)              48                                48
    SERIES C - issued and outstanding 260,000 shares                         260               --                               260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 260,382,374 shares                            260,385            4,500           (4,500)         260,385

  Equity held in escrow (Note 12)                                       (587,500)              --                          (587,500)

  Paid-in capital (Note 14)                                           48,689,523        2,557,049                        51,246,572
  Accumulated Deficit                                                (54,831,426)      (2,115,042)       2,707,521      (54,238,947)
                                                                    ------------     ------------     ------------     ------------

Total Stockholders' Equity                                            (6,468,305)         446,556        2,703,021       (3,318,729)
                                                                    ------------     ------------     ------------     ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     86,257     $  5,445,793     $         --     $  5,532,049
                                                                    ============     ============     ============     ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 17 - SUBSEQUENT EVENTS

         None.

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company's previously issued financial statements as of September 30, 2006 and for the three and nine months then ended have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by an informal inquiry, and thereafter, a formal investigation regarding an unrelated company, which is being conducted by the United States Securities and Exchange Commission upon its review of the Company's annual and quarterly reports filed pursuant to the Securities Act of 1934, as amended. After review of the inquiry and investigation and further analysis, the Company determined that it incorrectly evaluated embedded derivative liability and warrant liability accounting treatment in connection with convertible debt and warrant financing transactions and did not adequately assess and measure derivative liability values on a quarterly basis. The Company also found that it had incorrectly recorded the fair value of warrants as deferred warrant expense and thereafter amortized the fair value over the life of the accompanying convertible note. The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

         The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated.

         Statement of Operations for the three months ended September 30, 2006

         The Company restated previously recognized deferred warrant expense by $3,965 for the three months ended September 30, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         The Company restated previously recognized selling, general, and administrative expenses by $255,301 for the three months ended September 30, 2006 due to the reversal of capitalization costs. Additionally, the company received a default judgment of $687,391 in which it accrued $496, 879 in added expenditures due to the difference in what was believed to be owed. Finally, the Company received a summary judgment for $35,000 for non-payment of equipment leases.

         The Company recorded a loss on derivative expense of $620,524 for the three months ended September 30, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

         As a result of the foregoing, the Company restated basic and diluted loss per common share by $0.07 for the three months ended September 30, 2006 due to the increase in net loss of the Company.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

         September 30, 2006 Balance Sheet

         Adjustments were made to deferred stock option/warrant expense of $11,895 as of September 30, 2006, where the fair value of certain warrants issued in connection with convertible debt financings were incorrectly recorded as deferred assets and thereafter amortized and expensed the fair value of the warrant over the life of the accompanying convertible note.

         Adjustments were made to accounts payable and accrued expenses of $180,282 as of September 30, 2006 as a result of the reclassification of accrued royalties from accrued expenses to loan payable due to entry of a default judgment in the amount of $687,391.

         Adjustments were made to loans payable of $1,022,391 as of September 30, 2006 due to the reclassification of accrued royalties and the recognition of expense due to entry of a default judgment in the amount of $687,391. Adjustments were also made to loans payable of $335,000 as of September 30, 2006 as a result of the issuance of a convertible promissory note in the principal amount of $300,000 during the period ending June 30, 2006 in connection with a settlement of a disputed claim and a summary judgment issued to another wholly-owned subsidiary, Quest Energy, in the amount of $35,000.

         Adjustments were made to record a derivative liability of $1,862,625 as of September 30, 2006 as a result of the issuance of convertible notes and warrants at a discounted rate relative to the market price of the underlying common stock. The Company has determined that the issuances should be valued based on the market price volatility of the common stock using the Black-Scholes method and accrues additional liability allowances relative to the future capitalization costs that would incur from exercise of the warrants or the settlement of existing debt through conversion. Valuation adjustments are made quarterly.

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

Restatement of September 30, 2006 Consolidated Financial Statements

         This report contains Quest's restated consolidated financial statements for the three and nine months ended September 30, 2006. Quest performed an analysis of its previously issued consolidated financial statements for September 30, 2006 and identified certain accounting errors. The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the three and nine months ended September 30, 2006 are set forth in Note 18 to its consolidated financial statements.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data expressed as a percentage of net sales:

                                                 Three Months Ended              Nine months Ended
                                                    September 30,                  September 30,
                                            ------------------------------------------------------------
                                                2007            2006            2007            2006
                                            ------------    --------------------------------------------
                                                              (restated)                     (restated)
                                            ------------    --------------------------------------------
Net sales                                          100.0%            0.0%          100.0%            0.0%
Production costs                                   262.2             n/a           524.0             n/a
Selling, general and administrative              1,760.0             n/a         3,489.8             n/a
Interest                                           193.9             n/a           303.4
Depreciation and amortization                       59.6             n/a            69.8             n/a
Beneficial Conversion Feature                         --             n/a           294.2             n/a
                                            ------------    --------------------------------------------

Operating income (loss)                         (2,175.7)%           n/a        (4,581.2)%           n/a
                                            ------------    --------------------------------------------

Comparison of the three months ended September 30, 2007 and 2006

         Net sales. Revenues for Quest increased to $43,543 for the three months ended September 30, 2007, as compared to $0 for the three months ended September 30, 2006. In the second quarter of 2007, Quest resumed mining operations at its pPond Creek Mine at Slater's Branch. Before that time, Quest had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns, licensing and permit issues, and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs increased to $114,179 for the three months ended September 30, 2007 as compared to $0 for the three months ended Speptember 30, 2006. As a percentage of net sales, production costs were 262.2% of net sales for the three months ended September 30, 2007. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. During the third quarter, Quest completed its extensive rehabilitation of the mine, which resulted in production costs in excess of the revenue generated. Before resuming mining operations, Quest had no production costs due to its lack of mining operations.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $766,368, or 27.9%, for the three months enpded September 30, 2007, from $1,048,180 for the three months ended September 30, 2006. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock for services, issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock, and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $665,000 in non-cash expense.

         Interest. Interest expense decreased to $84,423, or 19.41%, for the three months ended September 30, 2007, from $104,756 for the three months ended Sepptember 30, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from lower rates of interest and reductions in outstanding indebtedness.

         Depreciation and amortization. Depreciation expense increased to $25,936, or 93.3%, for the three months ended September 30, 2007, from $13,421 for the three months ended September 30, 2006. Quest's depreciation expense incrpeased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs. Quest has also put additional equipment into service in the third quarter of 2007.

         Operating loss. Quest incurred an operating loss of $947,363 for the three months ended September 30, 2007, compared to an operating loss of $1,166,357 for the three months ended September 30, 2006. It had lower operating losses in the third quarter of 2007 as compared to 2006 primarily from an increase in revenues, a decrease in selling, general, and administrative expenses, and the decrease in interest expense. This was offset by increases in production costs and depreciation expense.

Comparison of the nine months ended September 30, 2007 and 2006

         Net sales. Revenues for Quest increased to $99,420 for the nine months ended September 30, 2007, as compared to $0 for the nine months ended September 30, 2006. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. Before that time, Quest had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs increased to $520,982 for the nine months ended September 30, 2007 as compared to $0 for the nine months ended September 30, 2006. As a percentage of net sales, production costs were 728% of net sales for the nine months ended September 30, 2007. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. During the quarter, Quest was required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. Before resuming mining operations, Quest had no production costs due to its lack of mining operations.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $3,469,526, or 3.6%, for the nine months ended September 30, 2007, from $3,598,107 for the nine months ended September 30, 2006. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $2,560,000 in conversion and warrant issuance expense. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $468,000.

         Interest. Interest expense decreased to $301.622, or 53.4%, for the nine months ended September 30, 2007, from $646,911 for the nine months ended September 30, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from a one-time interest expense which Quest incurred in the first quarter of 2006 in connection with a debt restructuring.

         Stock compensation expense. Stock compensation expense decreased to $0 for the nine months ended September 30, 2007 from $190,739 for the prior period, resulting from the issuance and vesting of stock options during the second quarter of 2006.

         Depreciation and amortization. Depreciation expense increased to $69,421, or 72.4%, for the nine months ended September 30, 2007, from $40,263 for the nine months ended September 30, 2006. Quest's depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs. Quest has also put additional equipment into service in the third quarter of 2007.

         Beneficial conversion expense. Quest incurred beneficial conversion expense of $292,500 for the nine months ended September 30, 2007. This expense resulted from the issuance of shares of Series C Preferred Stock, which is convertible into shares of common stock at the lesser of (i) $0.008 per share or
(ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

         Operating loss. Quest incurred an operating loss of $4,554,631 for the nine months ended September 30, 2007, compared to an operating loss of $4,476,020 for the nine months ended September 30, 2006. It had higher operating losses in the first three quarters of 2007 as compared to 2006 primarily from increases in production costs and the recognition of a beneficial conversion expense. This was offset by an increase in revenues and decreases in interest expense and stock compensation expense.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at September 30, 2007 was $7,644,802. It had cash of $14,681 as of September 30, 2007. In addition it had $1,991 in cash held in a debtor-in-possession account for its Gwenco subsidiary, which is currently in Chapter 11 bankruptcy reorganization proceedings.

         Quest used $834,049 of net cash in operating activities for the nine months ended September 30, 2007, compared to using $583,011 in the nine months ended September 30, 2006. The net loss of $4,147,007 was supplemented by an increase in prepaid expenses of $84,900 and a non-cash decrease of $229,293 in derivative liabilities. This was offset by non-cash expenses of $69,421 in depreciation and amortization, $84,325 in deferred consulting amortization, $89,998 of stock issued for interest, $468,271 of stock issued for services, $292,500 of beneficial conversion expense, and $2,560,937 of warrant issuance and conversion expense, as well as an increase of $63,474 in accounts payable and accrued expenses and a decrease of $1,707 in DIP Assets.

         Quest used $84,371 in cash flows in investing activities for the nine months ended September 30, 2007, compared to using $1,000 in the nine months ended September 30, 2006. This amount was primarily used to purchase additional equipment.

         Net cash flows provided by financing activities were $933,049 for the nine months ended September 30, 2007, compared to net cash flows provided by financing activities of $569,125 for the nine months ended September 30, 2006. This increase in net cash provided by financing activities is due to Quest's borrowings of $971,403, offset by repayment of $38,354 of debt.

Financings and Debt Restructurings

         From December 2005 through January 2006, Quest issued 1,500,000 shares of its common stock in an offshore private placement at $0.20 per share. In addition, Quest also issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, bore interest at a rate of eight percent (8%), and was convertible into Quest common shares at an initial conversion price of $0.20 per share, subject to adjustment. In January, 2007, Quest and these investors entered into an exchange agreement, pursuant to which the shares and the note were exchanged for new notes in the aggregate principal amount of $635,000. The notes are due on April 1, 2008, with an annual interest rate of eight percent (8%). The notes are convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.02 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date.

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.84 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.42 per share. On July 27, 2007, an investor holding a unit note in the amount of $25,000 exchanged the note for 836,925 shares of our common stock.

         On May 16, 2005, Quest entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. Additionally, the lender was issued 2,565,007 warrants. The loans subject to the credit agreement are secured by certain assets of Quest. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. On February 14, 2006, in connection with a settlement agreement with the lender, Quest made a payment of $264,000 and issued an amended and restated 10%
note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into Quest's common stock at a rate of $0.40 per share and was due February 22, 2007. Quest amended and restated the warrant issuance to reflect a $0.20 per share exercise price. Quest also issued 1,250,000 new warrants exercisable at $0.40 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. In June, 2007, Quest entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

         A third-party lender advances operational funding to Quest. Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 in post-petition debt from a pre-petition creditor pursuant to a Debtor-In -Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the total facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.

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

         Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed. Quest has also obtained debtor-in-possession financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco, Inc.

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

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Quest references its Amendment No. 1 to Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, for a description of its legal proceedings. The disclosures in this report relate only to legal proceedings that have become reportable events during the quarter ended September 30, 2007 and legal proceedings previously reported in which a material development has occurred.

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

ITEM 2 - CHANGES IN SECURITIES

         On April 5, 2006, Quest issued an aggregate of 1.25 units at a price of $100,000 per unit. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of Quest common stock at an exercise price of $0.84 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $0.42 per share. On July 27, 2007, an investor holding a unit note in the amount of $25,000 exchanged the note for 836,925 shares of our common stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) and Regulation S of the Securities Act.

         During the quarter ended September 30, 2007, Quest issued an aggregate of 31,250,000 shares of common stock upon partial conversion of a secured note and judgment thereon. The aggregate principal and interest amount of this judgment that was converted was $86,000. The issuances were exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended September 30, 2007, Quest issued an aggregate of 4,381,104 shares of common stock upon conversions of amended and restated 7% and 12% convertible notes. The aggregate principal and interest amount of these notes that were converted was $40,779.25. The issuances were exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         (b)      None.

         (c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         (a) Quest and its subsidiaries are in default on the following notes:

                                                                               Principal Balance
                                                                                at September 30,
                                                                                      2007
         10% Note payable to Duke Energy Merchants                                  726,964
         12.75% Convertible note payable to Interstellar Holdings, LLC               87,398
         12% Convertible note payable to Gross Foundation                            41,899
         7% Convertible note payable to First Mirage                                 85,338
         7% Convertible notes payable                                                50,000
         6% Convertible notes payable                                               100,000
         9.5% Note payable to First Sentry Bank                                     262,402
         6% Note payable to United National Bank                                     28,159

         (b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS

Item No.   Description                                          Method of Filing
--------   -----------                                          ----------------
31.1       Certification of Eugene Chiaramonte, Jr. pursuant
           to Rule 13a-14(a)                                    Filed herewith.

32.1       Chief Executive Officer and Chief Financial
           Officer Certification pursuant to 18 U.S.C. ss.
           1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002                           Filed herewith.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUEST MINERALS & MINING CORP.

November 19, 2007                      /s/ Eugene Chiaramonte, Jr.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)