Form 10KSB
period 2007-12-31
Quest Minerals & Mining Corp
filed 2008-04-15
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year were $153,213.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $805,756 as of April 8, 2008. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 1,326,025 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 8, 2008, 213,367,219 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format:  No.

                                EXPLANATORY NOTE

         This annual report on Form 10-KSB does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. In particular, this annual report does not contain the financial statements required by Item 310 of Regulation S-B, management's discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002. The company intends to file an amendment to this annual report on Form 10-KSB to provide the missing information once it becomes available.

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

Fiscal 2007 and First Quarter 2008 Developments

         Logan & Kanawha Purchase Order. In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million of coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco had retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. The company completed all rehabilitation the week of July 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. White Star retained all necessary permits to being mining operations in February 2008, and we expect to resume mining operations in the second fiscal quarter of 2008.

         March 2008 Financing. On March 11, 2008, we signed a 15% per annum promissory note with a third party lender for $75,000 due on March 10, 2009. The note is convertible at the option of the holder at a conversion price of 50% of the average of the three lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

         Letter of Intent with McCoy Heirs. In January 2008, we entered into a letter of intent on a joint venture with the McCoy Heirs, owners of coal property in southern Kentucky. The project was intended to encompass 1,000,000 tons of recoverable coal reserves from the Elkhorn # 3 coal seam structured through a lease agreement to mine property held by the McCoy Heirs. This letter of intent has since been abandoned.

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of .the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. In February 2008, Gwenco submitted a preliminary plan of reorganization to the court for approval.

         Letter of Intent with Parsons Branch. On July 21, 2006, Quest signed a non-binding letter of intent with Parsons Branch Development to acquire a permit to mine the Elkhorn #2 seam on Parsons Branch located in Mud Creek, Kentucky. Parsons Branch Development has approximately 450,000 tons of clean coal under lease at this location. Upon completion of the transfer of the permit to Quest, it will retain all revenues from coal sales after payment of a royalty to Parsons Branch of $1.50 per clean ton mined and expenses of mine operations, which are expected to be carried out by a contract miner. Management determined not to pursue this transaction during fiscal 2007.

Industry Overview

         Coal is the second most widely used form of energy in the United States, accounting for nearly one-fourth of the nation's total energy consumption, according to the BP Statistical Review of World Energy ("BP"), June 2007. In 2006, coal was the fuel source of 50% of the electricity generated nationwide, as reported by the Energy Information Administration ("EIA"), a statistical agency of the United States Department of Energy.

         The United States is the second largest coal producer in the world, exceeded only by China. Other leading coal producers include India, Australia, South Africa, Russia and Indonesia. The United States has the largest coal reserves in the world, with proved reserves totaling 247 billion tons. Russia ranks second in proved coal reserves with 157 billion tons, followed by China with 115 billion tons, according to BP.

         United States coal reserves are more plentiful than oil or natural gas with 234 years of supply at current consumption rates. Proved United States reserves of oil amount to 12 years of supply at current production rates and proved United States reserves of natural gas amount to 11 years of supply at current levels of consumption, as reported by the BP study.

         United States coal production has more than doubled over the last 40 years. In 2006, total United States coal production, as estimated by the EIA, was 1.2 billion tons.

         Coal is used in the United States by utilities to generate electricity, by steel companies to make steel products, and by a variety of industrial users to produce heat and to power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Significant quantities of coal are also exported from both East and Gulf Coast terminals. The breakdown of 2006 United States coal consumption, as estimated by the EIA, is as follows:



End Use                                                             % of Total
--------------------------------------------------------------------------------
Electrical Power                                                        93%
Other Industrial                                                         5%
Coke                                                                     2%
Residential and Commercial                                              <1%
                                                                   -------------
Total                                                                  100%

         Coal has long been favored as an electricity generating fuel because of its basic economic advantage. The largest cost component in electricity generation is fuel. This fuel cost is typically lower for coal than competing fuels such as oil and natural gas on a Btu-comparable basis. Platts, which provides global commodity news and information, estimated the average total production costs of electricity, using coal and competing generation alternatives in 2006 as follows:

                                                               Cost per million
Electricity Generation Source                                     Kilowatt Hours
--------------------------------------------------------------------------------
Oil                                                                $      14.69
Natural Gal                                                        $       7.97
Coal                                                               $       2.19
Nuclear                                                            $       1.84

         There are factors other than fuel cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of United States electricity generation by fuel source in 2006, as estimated by EIA, is as follows:

                                                                % of Total
Electricity Generation Source                             Electricity Generation
--------------------------------------------------------------------------------
Coal                                                                         50%
Nuclear                                                                      20%
Natural Gas                                                                  19%
Hydroelectric                                                                 7%
Oil and other (solar, wind, etc.)                                             4%
                                                                   ------------
Total                                                                       100%
                                                                   ------------

         Demand for electricity has historically been driven by United States economic growth, but it can fluctuate from year to year depending on weather patterns. In 2006, electricity consumption in the United States increased 0.2%, but the average growth rate in the past decade was approximately 1.5% per year, according to EIA estimates. Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth.

         According to the World Coal Institute ("WCI"), in 2006, the United States ranked seventh among worldwide exporters of coal. Australia was the largest exporter, with other major exporters including Indonesia, China, South Africa, Russia, Columbia and Canada. According to EVA, United States exports increased by 19% from 2006 to 2007. The usage breakdown for 2007 was that United States exports of 59 million tons were 45% for electricity generation and 55% for steel production. In 2007, the United States coal exports were shipped to more than 30 countries. The largest purchaser of United States exported utility coal in 2007 continued to be Canada, which took 14.6 million tons, or 55%, of total utility coal exports. This was down 4% compared to the 15.2 million tons exported to Canada in 2006. Overall steam coal exports increased 22% in 2007 compared to 2006. The largest purchasers of United States exported metallurgical coal were Brazil, which imported approximately 6.5 million tons, or 20%, and Canada, which imported 3.7 million tons, or 12%. In total, metallurgical coal exports increased 16% in 2007 compared to 2006.

         Depending on the relative strength of the United States dollar versus currencies in other coal producing regions of the world, United States producers may export more or less coal into foreign countries as they compete on price with other foreign coal producing sources. Likewise, the domestic coal market may be impacted due to the relative strength of the United States dollar to other currencies, as foreign sources could be cost-advantaged based on a coal producing region's relative currency position. During 2007, the United States dollar weakened, making imported coal less competitive with United States produced coal, and positively impacting the competitiveness of United States exports in some overseas markets.

         From 2003 to February 2008, the global marketplace for coal experienced swings in the demand/supply balance. In periods of supply shortfall, as occurred from 2003 to early 2006 and again in late 2007 through February 2008, the prices for coal reached record highs in the United States. Increased worldwide demand has been primarily driven by higher prices for oil and natural gas and economic expansion, particularly in China, India, and elsewhere in Asia. At the same time, infrastructure and regulatory limitations in China contributed to a tightening of worldwide coal supply, affecting global prices of coal. The growth in China and India caused an increase in worldwide demand for raw materials and a disruption of expected coal exports from China to Japan, Korea, and other countries.

         Metallurgical grade coal is distinguished by special quality characteristics that include high carbon content, volatile matter, low expansion pressure, low sulfur content, and various other chemical attributes. High vol met coal is also high in heat content (as measured in Btus), and therefore is desirable to utilities as fuel for electricity generation. Consequently, high vol met coal producers have the ongoing opportunity to select the market that provides maximum revenue and profitability. The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content. The primary concentration of United States metallurgical coal reserves is located in the Central Appalachian region. EVA estimates that the Central Appalachian region supplied 89% of domestic metallurgical coal and 73% of United States exported metallurgical coal during 2006.

         For utility coal buyers, the primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers. Low sulfur coals, such as those produced in the western United States and in Central Appalachia, generally demand a higher price due to restrictions on sulfur emissions imposed by the Clean Air Act of 1963 ("Clean Air Act") and the volatility in SO2 allowance prices that occurred in recent years when the demand for all specifications of coal increased. SO2 allowances permit utilities to emit a higher level of SO2 than otherwise required under the Clean Air Act regulations. The demand and premium price for low sulfur coal is expected to diminish as more utilities install scrubbers at their coal-fired plants. Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser. Offshore export shipments are normally sold at the ship-loading terminal, with the purchaser paying the ocean freight. According to the National Mining Association ("NMA"), approximately two-thirds of United States coal production in recent years was shipped via railroads. Final delivery to consumers often involves more than one transportation mode. A significant portion of United States production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

Market Opportunity

         In the past, coal price declines lead to widespread mine shutdowns. Beginning in the fourth quarter of 2003, coal prices began a steady increase. Traditionally, coal price increases have been caused by harsh North American weather or labor stoppages. Current upward pricing trends have no specific driver outside of general price increases in all energy sources, which appear to be driven by geo-political concerns and the current non-renewable characteristics of fossil fuels. Equivalent current natural gas prices imply that coal should currently be trading at U.S. $175 per ton. Nymex July 2004 coal deliveries were trading just above $80 per ton as of the beginning of March 2004. As coal prices strengthen, Quest believes that it could become highly lucrative to re-open the best of these recently closed mines.

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

         Quest is also seeking to diversify its operations into other sectors of the energy industry, including the oil and gas sector. Quest's coal miners collectively have over 50 years of mining experience. Quest may also engage key industry experts to assist in the analysis and funding of these properties. Quest management believes that a successful diversification into the oil and gas field would provide Quest with an opportunity to improve its results of operations while hedging on coal production and prices.

Customers

         Quest currently has one customer, which has delivered a purchase order purchase order for up to $8 million of coal through December 2008. To the extent that Quest produces coal in excess of this order, it intends to sell its remaining coal to other purchasers or on the spot market to coal brokers. Quest may seek to enter into long-term contracts (exceeding one year in duration) with customers if economic circumstances indicate that such arrangements would maximize profitability. These arrangements would allow customers to secure a supply for their future needs and provide Quest with greater predictability of sales volume and sales prices.

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

Environmental, Safety and Health Laws and Regulations

         The coal mining industry is subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permitting and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, water appropriation and legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, and storage of petroleum products and substances that are regarded as hazardous under applicable laws. The possibility exists that new legislation or regulations may be adopted that could have a significant impact on our mining operations or on our customers' ability to use coal.

         Numerous governmental permits and approvals are required for mining operations. Regulations provide that a mining permit or modification can be delayed, refused, or revoked if an officer, director, or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws by individuals or companies no longer affiliated with us could provide a basis to revoke existing permits and to deny the issuance of addition permits. We are required to prepare and present to federal, state, or local authorities data and/or analysis pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment, public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Accordingly, the permits we need for our mining and gas operations may not be issued, or, if issued, may not be issued in a timely fashion. Permits we need may involve requirements that may be changed or interpreted in a manner that restricts our ability to conduct our mining operations or to do so profitably. Future legislation and administrative regulations may increasingly emphasize the protection of the environment, health and safety and, as a consequence, our activities may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs, delays, interruptions or a termination of operations, the extent of which cannot be predicted.

         While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers. We endeavor to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations. However, even with our substantial efforts to comply with extensive and comprehensive regulatory requirements, violations during mining operations could occur from time to time.

         Mine Safety and Health

         Stringent health and safety standards have been in effect since Congress enacted the Federal Coal Mine Health and Safety Act of 1969. The Federal Coal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations. A further expansion occurred in June 2006 with the enactment of the Mine Improvement and New Emergency Response Act of 2006 ("MINER Act").

         The MINER Act and related Mine Safety and Health Administration ("MSHA") regulatory action require, among other things, improved emergency response capability, increased availability of emergency breathable air, enhanced communication and tracking systems, more available mine rescue teams, increased mine seal strength and monitoring of sealed areas in underground mines, as well as larger penalties by MSHA for noncompliance by mine operators. Coal producing states, including West Virginia and Kentucky, passed similar legislation. The bituminous coal mining industry was actively engaged throughout 2007 in activities to achieve compliance with these new requirements. These compliance efforts will continue into 2008.

         On February 8, 2008, MSHA published a final rule that revises existing standards for mine rescue teams for underground coal mines. This final rule implements Section 4 of the MINER Act to improve overall mine rescue capability, mine emergency response time, and mine rescue team effectiveness. It also calls for increased quantity and quality of mine rescue team training. Additional substantive legislation is also possible in 2008 with the passage by the United States House of Representatives in January 2008 of the Supplementary Mine Improvement and New Emergency Response Act, ("S-MINER Act"). The House legislation augments portions of the MINER Act and proposes changes to retreat mining practices, study of substance abuse issues, and the use of coal dust monitors to reduce miner respirable dust exposure.

         Kentucky, the state in which we currently operate, has state programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of industry in the United States. While regulation has a significant effect on our operating costs, our United States competitors are subject to the same degree of regulation.

         Our goal is sustainable excellence in our safety and health performance. We are committed to doing our best, and then learning to do even better. We recognize each employee's and consultant's contributions to our collective safety and health efforts and reward outstanding performance. We measure our success in this area primarily through the use of occupational injury and illness frequency rates. We believe that a superior safety and health regime is inherently tied to achieving productivity and financial goals, with overarching benefits for our shareholders, the community, and the environment.

         Black Lung. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to: (i) current and former coal miners totally disabled from black lung disease; and (ii) certain survivors of a miner who dies from black lung disease. The Black Lung Disability Trust Fund, to which we must make certain tax payments based on tonnage sold, provides for the payment of medical expenses to claimants whose last mine employment was before January 1, 1970 and to claimants employed after such date, where no responsible coal mine operator has been identified for claims or where the responsible coal mine operator has defaulted on the payment of such benefits. In addition to federal acts, we are also liable under various state statutes for black lung claims. Federal benefits are offset by any state benefits paid.

         Environmental Laws

         Surface Mining Control and Reclamation Act. The Surface Mining Control and Reclamation Act, ("SMCRA"), which is administered by the Office of Surface Mining Reclamation and Enforcement ("OSM"), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining. The SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan. In addition, the Abandoned Mine Land Fund, which is part of the SMCRA, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.315 per ton on surface-mined coal and $0.135 per ton on deep-mined coal. A mine operator must submit a bond or otherwise secure the performance of its reclamation obligations. Mine operators must receive permits and permit renewals for surface mining operations from the OSM or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. We accrue for reclamation and mine-closing liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143").

         Clean Water Act. Section 301 of the Clean Water Act prohibits the discharge of a pollutant from a point source into navigable waters of the United States except in accordance with a permit issued under either Section 402 or
Section 404 of the Clean Water Act. Navigable waters are broadly defined to include streams, even those that are not navigable in fact, and may include wetlands. All mining operations in Appalachia generate excess material, which must be placed in fills in adjacent valleys and hollows. Likewise, coal refuse disposal areas and coal processing slurry impoundments are located in valleys and hollows. Almost all of these areas contain intermittent or perennial streams, which are considered navigable waters under the Clean Water Act. An operator must secure a Clean Water Act permit before filling such streams. For approximately the past twenty-five years, operators have secured Section 404 fill permits that authorize the filling of navigable waters with material from various forms of coal mining. Operators have also obtained permits under Section 404 for the construction of slurry impoundments although the use of these impoundments, including discharges from them, requires permits under Section
402. Section 402 discharge permits are generally not suitable for authorizing the construction of fills in navigable waters.

         Clean Air Act. Coal contains impurities, including sulfur, mercury, chlorine, nitrogen oxide, and other elements or compounds, many of which are released into the air when coal is burned. The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxide and mercury. Although these regulations apply directly to impose certain requirements for the permitting and operation of our mining facilities, by far their greatest impact on us and the coal industry generally is the effect of emission limitations on utilities and other customers. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these air pollution standards. The United States Environmental Protection Agency ("EPA") has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation. The general effect of such tighter restrictions could be to reduce demand for coal. This in turn may result in decreased production and a corresponding decrease in revenue and profits.

         National Ambient Air Quality Standards. In 1997, EPA adopted a new National Ambient Air Quality Standard ("NAAQS") for very fine particulate matter and a more stringent NAAQS for ozone. Ozone is produced by a combination of two precursor pollutants: volatile organic compounds and nitrogen oxide, a by-product of coal combustion. States were required to submit to EPA revisions to their State Implementation Plans ("SIPs") that demonstrate the manner in which the states will attain the fine particulate NAAQS by December 18, 2007. The ozone NAAQS has been the subject of litigation and, during the course of this litigation, EPA has proposed revisions to the ozone NAAQS that are more stringent than the standards being litigated. EPA intends to begin the promulgation process for the new, more stringent ozone NAAQS in the spring of 2008. Revised SIPs could require electric power generators to further reduce nitrogen oxide and sulfur dioxide emissions. In addition to the SIP process, the Clean Air Act permits states to assert claims against sources in other "upwind" states alleging that emission sources including coal fired power plants in the upwind states are preventing the "downwind" states from attaining a NAAQS. All these actions could result in additional controls being required on coal fired power plants and we are unable to predict the effect on coal production.

         Acid Rain Control Provisions. The acid rain control provisions promulgated as part of the Clean Air Act Amendments of 1990 in Title IV of the Clean Air Act ("Acid Rain program") required reductions of sulfur dioxide emissions from power plants. The Acid Rain program is now a mature program and we believe that any market impacts of the required controls have likely been factored into the price of coal in the national coal market.

         Regional Haze Program. EPA promulgated a regional haze program designed to protect and to improve visibility at and around so-called Class I Areas, which are generally National Parks, National Wilderness Areas, and International Parks. This program may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around the Class I Areas. Moreover, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter. States were required to submit Regional Haze SIPs to EPA by December 17, 2007. Many states did not meet the December 17, 2007, deadline, and we are unable to predict the impact on the coal market of the failure to submit Regional Haze SIPs by the deadline.

         New Source Review Program. Under the Clean Air Act, new and modified sources of air pollution must meet certain new source standards ("New Source Review Program"). In the late 1990s, the EPA filed lawsuits against many coal-fired plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards. Some of these lawsuits have been settled, with the owners agreeing to install additional pollution control devices in their coal-fired plants. The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact utilities' demand for coal in general or coal with certain specifications, including the coal produced by us.

         Multi-Pollutant Strategies. In March 2005, EPA issued two closely related rules designed to significantly reduce levels of sulfur dioxide, nitrogen oxide and mercury: the Clean Air Interstate Rule and the Clean Air Mercury Rule. The Clean Air Interstate Rule sets a cap-and-trade program in 28 states and the District of Columbia to establish emissions limits for sulfur dioxide and nitrogen oxide, by allowing utilities to buy and sell credits to assist in achieving compliance with the NAAQS for 8-hour ozone and fine particulates. The Clean Air Mercury Rule as promulgated will cut mercury emissions nearly 70% by 2018 through a cap-and-trade program. Both rules were challenged in numerous lawsuits. Portions of each of these rules are still in litigation, and on February 8, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the entire mercury rule and remanded it to EPA for reconsideration. Immediately following the decision, EPA announced that it has not decided how to respond. Regardless of the outcome of litigation on either rule, a form of each of the rules will likely be promulgated and ultimately directly affect coal producers, suppliers, and utilities in the eastern and western regions of the United States, by requiring revisions to the SIPs in many eastern states. Any such controls may have an impact on the demand for our coal and possibly give the users of western sub-bituminous coal a significant competitive advantage over eastern bituminous coal users.

         Comprehensive Environmental Response, Compensation and Liability Act. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners, and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Under the EPA's Toxic Release Inventory process, companies are required annually to report the use, manufacture, or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment, and ash received for mine placement from power generation customers. Our current and former coal mining operations may incur expenditures associated with the investigation and remediation of facilities and environmental conditions under CERCLA.

         Operations - Permitting; Compliance. Quest has obtained all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws. Quest intends to be in compliance in all material respects with such permits and intends to routinely correct in a timely fashion violations of which it receives notice in the normal course of operations. The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal. The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits. However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000. It is impossible to predict the full impact of future judicial, legislative, or regulatory developments on Quest's operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

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

Coal Reserves

         Quest estimates that, as of December 31, 2007, it has total recoverable reserves of approximately twelve million tons consisting of both proven and probable reserves. "Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. "Recoverable" reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect. Approximately three million tons of Quest's reserves are classified as proven reserves. "Proven (Measured) Reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. None of Quest's reserves are classified as probable reserves. "Probable reserves" are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

         Information about Quest's reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by its contracted engineers, geologists, and finance associates. Reserve estimates are updated as deemed necessary by management using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources. Coal tonnages are categorized according to coal quality, seam thickness, mineability, and location relative to existing mines and infrastructure. In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart. Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart. Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal. These criteria include seam height, roof and floor conditions, yield and marketability.

         As with most coal-producing companies in Central Appalachia, all of Quest's coal reserves are controlled pursuant to leases from third party landowners. These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor. The royalties for coal reserves from Quest's producing properties was approximately $55,000 for the year ended December 31, 2007 and $55,000 for the year ended December 31, 2006.

Employees

         Quest currently employs one person, our President, Eugene Chiaramonte, Jr. All other personnel who provide services for Quest, whether in administration or in mining operations, either work on an independent contractor basis or work for White Star Mining under a contract mining arrangement. None of Quest's employees are represented by a labor union, and Quest has not entered into a collective bargaining agreement with any union. Quest has not experienced any work stoppages and believes that it has good relations with its employees.

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

         Our wholly owned subsidiary, Gwenco, Inc., has filed for bankruptcy protection. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. In February 2008, Gwenco submitted a preliminary plan of reorganization to the court for approval. If we are unable to procure sufficient debtor in possession financing and/or if we are unable to negotiate an acceptable plan of reorganization with Gwenco's creditors, we may be forced to file for protection under Chapter 7 of the U.S Bankruptcy Code and liquidate all or Gwenco's assets, in which case, Quest would cease to have an operating business.

         We have only recently recommenced mining operations, and it is possible that we may need to stop mining again if we have insufficient working capital. Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater's Branch, Kentucky in June 2005. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco had retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. In January 2008, Quest retained White Star Mining to conduct all mining operations at Pond Creek. White Star retained all necessary permits to being mining operations in February 2008, and Quest expects to resume mining operations in the second fiscal quarter of 2008. However, it is possible that Quest may not be able to maintain sufficient working capital to continue mining operations and that we may need to cease operations again in the future.

         Pending and threatened litigation could result in Quest losing its primary operating assets. Currently, Quest is a party to various pending lawsuits and judgments, including judgments in favor of Interstellar Holdings and Duke Energy Merchants. The judgment creditors have sought to foreclose on our assets, including our leasehold interests in the mines. These foreclosure actions were stayed by the bankruptcy proceedings. While one judgment creditor has agreed to forbear on further collections, enforcement, and foreclosure with respect to this indebtedness, such investor may withdraw such forbearance if we do not comply with our covenants with the creditor. It is possible that, in connection with a foreclosure action, the leasehold interests or other assets of Quest could be sold to one or more of the judgment or other creditors or to a third party. In the event that the leasehold interests or the other assets are put up for sale, Quest intends to bid on them, but it is possible that it may not be able to purchase the leasehold interests or the other assets, either because it does not have the assets with which to make a competitive bid or because it is simply outbid by one of its creditors or a third party. In the event that either the bank or a third party purchases the leasehold interests or the other assets, Quest would no longer have any operating business.

         We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders. As of December 31, 2007, approximately 577,354,189 shares of our common stock were required for issuance upon exercise or conversion of the following securities: (i) 297,437,731 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion); (ii) 279,916,458 shares of common stock issuable upon conversion of our Series A Preferred. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.
In addition, any decrease in our stock price will result in additional shares of common stock required for issuance upon exercise or conversion of the securities set forth above.

         The issuance of shares upon conversion of our convertible securities may cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of our outstanding convertible notes or Series A Preferred Stock may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There only upper limit on the number of shares that may be issued is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares upon conversion of the convertible notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

         Quest will need to continue to finance its operations through additional bank borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern. Quest had a working capital deficit as of December 31, 2007 of approximately $7,000,000. As of the date of this annual report, Quest does not believe that it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2008 through cash flows generated from operations. Quest will need to continue to finance its operations through additional borrowings or other capital financings. Quest's collateral may not be sufficient to borrow additional amounts at such time. Quest may also seek equity financing in the form of a private placement or a public offering. Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all. If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

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

         Quest may be unable to continue as a going concern, in which case its securities will have little or no value. Quest's independent auditor has noted in its report concerning Quest's financial statements as of December 31, 2007 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. As shown in the consolidated financial statements included in this report, Quest has incurred recurring losses from operations in 2007 and 2006, and has an accumulated deficit and a working capital deficit as of December 31, 2007. These conditions raise substantial doubt as to Quest's ability to continue as a going concern. It is possible that Quest will not achieve operating profits in the future.

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

         Union represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2007, none of Quest's workforce was represented by a union. However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor. Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years. If some or all of Quest's current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs. Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

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

         There is a limited active trading market for Quest shares. Quest common stock is traded on the OTC Bulletin Board under the symbol "QMNM.OB." Trading activity in Quest common stock has fluctuated widely and at times has been limited. Quest considers its common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for Quest's stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for Quest stock.

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

         Our sole officer and director controls our voting rights, and as long as he does, he will be able to control the outcome of stockholder voting. Quest's sole officer and director is the owner of all of the outstanding shares of Quest's Series C Preferred Stock, pursuant to which he holds approximately 67% of the outstanding voting rights for Quest's capital stock. As long as he controls our voting rights, our other stockholders will generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. Our sole officer and director will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

Item 3.  LEGAL PROCEEDINGS

Litigation

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. In February 2008, Gwenco submitted a preliminary plan of reorganization to the court for approval.

         In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest's indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco. Duke Energy Merchants and First Sentry Bank were joined in the action. National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs. National City Bank and Duke Energy have been granted summary judgment in this action and both obtained judgment.

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

         The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler. The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme. Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest. The court granted Community Trust's motion to dismiss the counterclaim.

         Mountain Edge Personnel has commenced an action in the Circuit Court of Mingo County, West Virginia against Quest's now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees.

         An action has been commenced in the Circuit Court of Pike County, Kentucky against Quest and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to Quest's subsidiaries. Quest Energy is actively defending the action. This action was originally stayed against Gwenco as a result of Gwenco's Chapter 11 filing. However, in March, 2008, the plaintiff obtained relief from stay and as a result the lawsuit has reopened against Gwenco.

         BHP, Inc. commenced an action in the Circuit Court of Pike County, Kentucky against Quest's indirect, wholly-owned subsidiary, Quest Energy, Ltd., for damages resulting an alleged failure to pay for certain equipment leases in the amount of approximately $225,000, plus pre and post judgment interest as provided by law, costs, and fees. July 10, 2006, Quest Energy entered into a settlement arrangement with BHP for the bill of sale on two pieces of equipment, of which Quest Energy had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, BHP was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. BHP, Inc. has since repossessed the equipment.

         Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest's indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. This foreclosure action was stayed against Gwenco as a result of Gwenco's Chapter 11 filing. In 2007, Gwenco settled the claim Sharon Preece for $150,000. The settlement was approved by the bankruptcy court.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Quest's common stock is traded on the OTC Bulletin Board under the symbol "QMNM." The following table shows the high and low bid prices for Quest's common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-4 reverse split effected in August 2007 and the 1-10 reverse split effected in December 2007. Quest considers its stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of its stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2006 (OTC Bulletin Board)                         High Bid       Low Bid
------------------------------------------------------------------------
First quarter                                         7.24          3.16
Second quarter                                        6.08          0.12
Third quarter                                         1.60          0.64
Fourth quarter                                        0.76          0.16

2007 (OTC Bulletin Board)                         High Bid       Low Bid
------------------------------------------------------------------------
First quarter                                         9.60          1.12
Second quarter                                        2.96          1.88
Third quarter                                         2.08          0.51
Fourth quarter                                        4.50          0.01

         As of April 15, 2008, there were approximately 522 record holders of Quest's common stock.

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

Recent Sales of Unregistered Securities

1. On March 10, 2008, we entered into a Convertible Note Purchase Agreement with a single accredited investor pursuant to which we agreed to issue a $75,000 convertible promissory note. The convertible note has a 1 year term and bear interest at fifteen percent (15%) payable at the maturity date of the note. The note is convertible into our common stock pursuant to a "variable conversion price" equal to 50% of the average of the 3 lowest closing bid prices for our common stock during the 10 trading day period prior to conversion. The note contains monetary penalties for late delivery of shares and certain other items as more specifically defined therein. In addition, the purchase agreement provides liquidated damages (2-3% per month based on the principal outstanding) to the extent we are not current in our public filings.

         Under the terms of note, the note is convertible by holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

         We intend to use the proceeds from sale of the convertible promissory note for purchase of equipment for mine operations, supplies and payroll for mine operations, professional fees, and working capital.

         We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

2. During the quarter ended December 31, 2007, Quest issued an aggregate of 3,910,148 shares of common stock upon conversions of amended and restated 7% convertible notes. The aggregate principal and interest amount of these notes that were converted was $72,026. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

3. During the quarter ended December 31, 2007, Quest issued an aggregate of 3,400,000 shares of common stock upon conversion of 5,467 shares of its series A preferred stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

4. During the quarter ended December 31, 2007, Quest issued an aggregate of 5,900,000 shares of common stock upon partial conversion of a secured note and judgment thereon. The aggregate principal and interest amount of this judgment that was converted was $64,009. The issuances were exempt pursuant to
Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

Item 8B. OTHER INFORMATION.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information under the captions "Election of Directors" and "Management--Executive Officers and Directors" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

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

3.3 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

3.4 Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

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

4.1 Specimen Certificate of Quest Mineral & Mining Corp.'s common stock, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.2           Amended and restated convertible promissory note, filed herewith.

4.3 Form of amended and restated convertible promissory note, incorporated by reference to Quest's Current Report on Form 8-K filed on June 17, 2006.

4.4 Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.5 Secured promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.6 Form of convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.7 Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.8 Promissory Note dated February 21, 2000, as amended, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.9 Commercial Installment Note dated January 20, 1997, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.10 Commercial Time Note dated February 21, 2000, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.11 Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.12 Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.13 Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on October 25, 2005.

4.14 Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.15 Form of Series A Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.16 Form of Series B Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.17 Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on February 21, 2006.

4.18 Amended and Restated Warrant, incorporated by reference to Quest's Current Report on Form 8-K filed on February 21, 2006.

4.19 Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

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

10.9 Coal Mining Agreement dated February 23, 2007, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.10 Stock Purchase Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.11 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.12 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.13 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.14 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.15 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.16 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.17 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.18 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.19 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.20 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.21 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.22 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.23 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.24 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.25 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.26 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.27 Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.28 Forbearance Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.29 Conversion Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.30 Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.31 Amendment to Administrative Services Agreement dated January 6, 2008, to be filed by amendment.

21.1 Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

23.1 Consent of Independent Public Accountants, Kempisty & Company, to be filed by amendment.

31.1 Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), to be filed by amendment.

32.1          Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to be filed by amendment.

__________________

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information under the caption "Accountants Fees and Services" in the proxy statement for our 2008 annual meeting is incorporated herein by reference.

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


Signatures                             Title                           Date
--------------------------------------------------------------------------------

/s/ Eugene Chiaramonte, Jr.     President and sole Director       April 15, 2008
----------------------------
Eugene Chiaramonte, Jr.