Form 10KSB/A
period 2007-12-31
Quest Minerals & Mining Corp
filed 2008-04-29
CIK 1130126

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

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format: No.

                                EXPLANATORY NOTE

         This Amendment No. 1 to annual report on Form 10-KSB is being filed to provide the financial statements required by Item 310 of Regulation S-B, management's discussion and analysis required by Item 303 of Regulation S-B, disclosure controls and procedures required by Item 307 of Regulation S-B, internal control over financial reporting required by Item 308 of Regulation S-B, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available for filing with the annual report on Form 10-KSB filed by us on April 15, 2008.

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



End Use                                                              % of Total
----------------------------------------------------------------  -------------
Electrical Power                                                            93%
Other Industrial                                                             5%
Coke                                                                         2%
Residential and Commercial                                                  <1%
                                                                  ------------
Total                                                                      100%

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


                                                               Cost per million
                                                                    Kilowatt
Electricity Generation Source                                         Hours
----------------------------------------------------------------  -------------
Oil                                                               $      14.69
Natural Gal                                                       $       7.97
Coal                                                              $       2.19
Nuclear                                                           $       1.84

         There are factors other than fuel cost that influence each utility's choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors. The breakdown of United States electricity generation by fuel source in 2006, as estimated by EIA, is as follows:

                                                                   % of Total
                                                                   Electricity
Electricity Generation Source                                      Generation
----------------------------------------------------------------  -------------
Coal                                                                        50%
Nuclear                                                                     20%
Natural Gas                                                                 19%
Hydroelectric                                                                7%
Oil and other (solar, wind, etc.)                                            4%
                                                                  ------------
Total                                                                      100%
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

2006 (OTC Bulletin Board)                High Bid        Low Bid
----------------------------------------------------------------
First quarter                                7.24           3.16
Second quarter                               6.08           0.12
Third quarter                                1.60           0.64
Fourth quarter                               0.76           0.16

2007 (OTC Bulletin Board)                High Bid        Low Bid
----------------------------------------------------------------
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

         Under the terms of note, the note is convertible by holder only to the extent that the number of shares of common stock issuable pursuant to such securities, together with the number of shares of common stock owned by such holder and its affiliates (but not including shares of common stock underlying unconverted shares of the note) would not exceed 4.99% of our then outstanding common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended

         We intend to use the proceeds from sale of the convertible promissory note for purchase of equipment for mine operations, supplies and payroll for mine operations, professional fees, and working capital.

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

Fiscal 2007 and First Quarter 2008 Developments

         Logan & Kanawha Purchase Order. In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million on coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. The company completed all rehabilitation the week of July 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. White Star retained all necessary permits to being mining operations in February 2008 and we expect to resume mining operations in the second fiscal quarter of 2008.

         March 2008 Financing. On March 11, 2008, the Company signed a 15% per annum promissory note with a third party lender for $75,000 due on March 10, 2009. The note is convertible at the option of the holder at a conversion price of 50% of the average of the three lowest per share market values during the ten
(10) trading days immediately preceding a conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

         Letter of Intent with McCoy Heirs. In January 2008, we entered into a letter of intent on a joint venture with the McCoy Heirs, owners of coal property in southern Kentucky The project was intended to encompass 1,000,00 tons of recoverable coal reserves from the Elkhorn # 3 coal seam structured through a lease agreement to mine property held by the McCoy Heirs. This letter of intent has since been abandoned.

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

         On November 27, 2007 Quest Minerals (Nevada) made effective; and on December 19, 2007 filed a Certificate of Amendment to provide for a reduced conversion price set forth as such that (1) Each share of Series A Preferred Stock shall be convertible at any time into that number of shares of Quest common stock as determined by multiplying each share of Series A Preferred Stock by a fraction: the numerator of which is $3.00 and the denominator is equal to the greater of (i) 0.001 or (ii) 40% of closing price per share of common stock. A holder of Series A Preferred Stock may not convert his shares to the extent that such conversion would result in the Holder, together with any affiliate thereof, beneficially owning, pursuant to Section 13(d) of the Securities Exchange of 1934, in excess of 4.999% of the then issued and outstanding common stock of the company. The provisions of this section may be waived by a holder upon not less than 61 days prior notice to Quest. As of the twelve months ended December 31, 2007, 5,467 shares have been converted into 3,400,000 shares.

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

Income Taxes

         Quest provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of the year ended December 31, 2007, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest's net operating loss carry forward was fully offset by a valuation allowance. However, Quest has not filed its corporate income tax returns since 2002.

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

         All references to common stock and per share data have been retroactively restated once more to account for the 1 for 10 reverse stock split effectuated on December 14, 2007.

Other Recent Accounting Pronouncements

         Quest does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain audited selected financial data:

                                                          Year Ended
                                                         December 31,
                                                 ---------------------------
                                                    2007            2006
                                                 -----------     -----------
Revenues                                         $   153,213     $        --
Production costs                                     577,094              --
Selling, general and administrative                3,977,694       4,447,356
Stock Compensation                                        --         286,108
Interest                                             393,354         747,259
Depreciation and amortization                         95,690          49,392
Beneficial conversion expense                        279,300              --
                                                 -----------     -----------

Operating income (loss)                                           (5,530,115)
                                                 -----------     -----------

Comparison of the year ended December 31, 2007 and 2006

         Net sales. Revenues for Quest were $153,213 for the year ended December 31, 2007, as compared to $0 for the year ended December 31, 2006. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. Before that time, Quest had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns, licensing and permit issues, and a lack of working capital, Quest had to shut down the mines.

         Production costs. Production costs were $577,094 for the year ended December 31, 2007 as compared to $0 for the year ended December 31, 2006. In the second quarter of 2007, Quest resumed mining operations at its Pond Creek Mine at Slater's Branch. During the quarter, Quest was required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. Before resuming mining operations, Quest had no production costs due to its lack of mining operations.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $3,977,694, or 10.6%, for the year ended December 31, 2006, from $4,447,356 for the year ended December 31, 2006. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock, resulting in approximate $2,338,636 associated with debt conversions. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $713,355.

         Stock compensation expense. Stock compensation expense increased to $0 for the year ended December 31, 2007 from $268,108 for the prior year, resulting from the issuance and vesting of stock options during the 2006 fiscal year.

         Interest. Interest expense decreased to $393,354, or 47.4%, for the year ended December 31, 2007, from $747,259 for the year ended December 31, 2006. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results primarily from the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock, as well as reduced interest rates on refinanced debts.

         Depreciation and amortization. Depreciation expense increased to $95,690, or 93.7%, for the year ended December 31, 2006, from $49,392 for the year ended December 31, 2006. Quest's depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment. In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs. Quest has also put additional equipment into service in the 2007 fiscal year.

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

         Operating loss. Quest incurred an operating loss of $5,169,899 for the year ended December 31, 2007, compared to an operating loss of $5,530,115 for the year ended December 31, 2006. It had lower operating losses in 2007 as compared to 2007 primarily from increase in revenues associated with the reopening of the mines as well as decreased selling, general and administrative and interest expenses.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at December 31, 2007 was $7,358,784. It had cash of $4,644 as of December 31, 2007.

         Quest used $884,282 of net cash in operating activities for the year ended December 31, 2007, compared to using $670,304 in the year ended December 31, 2006. Cash used in operating activities for the year ended December 31, 2007 was mainly due to an increase in prepaid expenses of $84,900. This was offset by non-cash expenses of $95,690 in depreciation and amortization, $113,900 in deferred consulting amortization, $104,998 of stock issued for interest, $590,556 of stock issued for services, $2,699,788 for warrant issuances and conversions expenses, $1,462,440 of derivative expense, $292,500 for issuance of preferred stock, $335,764 for increase in DIP payables, and an increase of accounts payable and accrued expenses of 137,321.

         Net cash flows used by investing activities was $83,394 for the year ended December 31, 2007, resulting from the purchase of equipment and providing a security deposit and offset by mine development, as compared to $15,801 of net cash flows used by investing activities for the comparable period in 2006.

         Net cash flows provided by financing activities were $972,678 for the year ended December 31, 2007, compared to net cash flows provided by financing activities of $669,742 for the year ended December 31, 2006. This increase in net cash provided by financing activities is due to Quest's borrowings of $1,013,903, offset by repayment of $41,225 of debt.

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

         On May 16, 2005, Quest entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. Additionally, the lender was issued 2,565,007 warrants. The loans subject to the credit agreement are secured by certain assets of Quest. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. On February 14, 2006, in connection with a settlement agreement with the lender, Quest made a payment of $264,000 and issued an amended and restated 10%
note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into Quest's common stock at a rate of $0.40 per share and was due February 22, 2007. Quest amended and restated the warrant issuance to reflect a $0.20 per share exercise price. Quest also issued 1,250,000 new warrants exercisable at $0.40 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. In June, 2007, Quest entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible intoQuest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

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

Capital Requirements

         The report of Quest's independent accountants for the fiscal year ended December 31, 2007 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quest Minerals & Mining Corp.

We have audited the accompanying consolidated balance sheets of Quest Minerals & Mining Corp. as of December 31, 2007, and 2006 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). aluatingandards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining Corp. at December 31, 2007 and 2006 and the results of its operations and cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 11, 2008


                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEET


                                                                          As of December 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
                                     ASSETS
Current Assets
  Cash                                                               $      4,464    $         52
  Receivables                                                                  --              --
                                                                     ------------    ------------
      Total current assets                                                  4,464              52


Leased Mineral Reserves, net (Note 2 & 5)                               5,208,524       5,210,471
Equipment, net (Note 6)                                                   166,273         176,384
Deposits                                                                   40,643          38,300
Prepaid consulting expense                                                 27,000          71,000
Other receivables, net (Note 7)                                                --              --
DIP Cash, Restricted (Note 16)                                              1,166              --
DIP Receivables, Restricted (Note 16)                                          --              --
                                                                     ------------    ------------

        TOTAL ASSETS                                                 $  5,448,070    $  5,496,207
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,735,718    $  2,598,397
  Loans payable (Note 9)                                                2,937,716       3,679,384
  Bank loans (Note 9)                                                   1,017,525       1,017,525
  Related party loans (Note 9)                                            672,289         713,514
                                                                     ------------    ------------

TOTAL CURRENT LIABILITIES                                               7,363,248       8,008,820

Other Liabilities
  Derivative Liability (Note 8)                                         2,841,203       1,420,588
  Unearned revenues (Note 8)                                                   --              --
  DIP Financing (Note 9)                                                  335,764              --
                                                                     ------------    ------------

        TOTAL LIABILITIES                                              10,540,215       9,429,408

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 447,533 shares                          448             453
    SERIES B - issued and outstanding 48,284 shares                            48              48
    SERIES C - issued and outstanding 260,000 shares                          260              --

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 46,793,684 shares                               46,796           5,323

  Equity held in escrow (Note 12)                                        (587,500)       (587,500)

  Equity allowance (Note 12)                                              (29,326)             --

  Deferred Stock Compensation (Note 13)                                        --         (95,370)

  Paid-in capital                                                      51,981,253      46,835,715
  Accumulated Deficit                                                 (56,504,124)    (50,091,870)
                                                                     ------------    ------------

Total Stockholders' Equity                                             (5,092,145)     (3,933,201)
                                                                     ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  5,448,070    $  5,496,207
                                                                     ============    ============

                       See Notes to Financial Statements.

                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the years ended
                                                     December 31,
                                             ----------------------------
                                                 2007            2006
                                             ------------    ------------
Revenue:
   Coal revenues                             $    153,213    $         --
                                             ------------    ------------

          Total Revenues                          153,213              --
                                             ------------    ------------

Expenses:
   Production costs                               577,094              --
   Selling, general and administrative          3,977,674       4,447,356
   Interest                                       393,354         747,259
   Stock compensation expense                          --         286,108
   Depreciation and Amortization                   95,690          49,392
   Beneficial conversion expense                  279,300              --

          Total Operating Expenses              5,323,112       5,530,115
                                             ------------    ------------

Loss from Operations                           (5,169,899)     (5,530,115)

Other Income (Expense):
   Gain (Loss) on Settlement Costs                178,261              --
   Gain (Loss) on Derivatives                  (1,420,615)      5,137,142
                                             ------------    ------------

Income loss before income taxes                (6,412,253)       (392,973)
                                             ------------    ------------

Provision for Income taxes                             --              --
                                             ------------    ------------

Net loss                                     $ (6,412,253)   $   (392,973)
                                             ============    ============

Basic and diluted loss per common share      $    (0.3258)   $    (0.1462)
                                             ============    ============


Weighted average common shares outstanding     19,680,156       2,687,329
                                             ============    ============


                       See Notes to Financial Statements.


                                                           QUEST MINERALS & MINING CORP.

                                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
                                                     For the years ended December 31, 2007 and 2006

                                                                                            Escrow /
                                 Common Stock          Preferred Stock      Additional    Adjustments
                           -----------------------    ------------------     Paid-in        Common
                              Shares       Amount      Shares    Amount      Capital        Stock          Deficit        Totals
                           -----------    --------    --------   -------   -----------    ----------    ------------    -----------
Balances at
 January 1, 2006             1,737,519       1,738      839608       839    43,116,895      (587,500)    (49,698,897)    (7,166,925)

Stock Options                                                                  381,477                                      381,477

Deferred Compensation                                                                        (95,369)                       (95,369)

Common Stock issued under
 Rule 144
   For Consulting              120,000         120                             434,180                                      434,300
   For notes payable and
      interest expense       2,294,009       2,294                           1,803,058                                    1,805,352
   For warrant conversions      91,250          91                             250,099                                      250,190

Common Stock issued under
 Reg. S
   For cash and
      investment
      expense                   12,500          13                              74,987                                       75,000
   For consulting              342,595         343                             267,205                                      267,548
   For services                637,500         638                             507,563                                      508,201

Series B Preferred
 Conversion                     87,500          88    (337,991)     (338)          251                                            1

Net Loss for twelve
 months ended
 December 31, 2006                                                                                          (392,973)      (392,973)
                           -----------    --------    --------   -------   -----------    ----------    ------------    -----------
Balances at
 January 1, 2007             5,322,873    $  5,323     501,617   $   501    46,835,715    $ (682,869)   $(50,091,870)   $(3,933,201)

Deferred Compensation                                                          (95,369)       95,369                             --

Common Stock issued under
 Rule 144
   For notes payable and
      interest expense      25,054,437      25,055                           3,935,078                                    3,960,133
   For warrant conversions       1,667           2                                 525                                          527

Common Stock issued under
 Reg. S
   For consulting            4,275,000       4,275                             291,080                                      295,355
   For services              5,545,000       5,545                             340,855                                      346,400
   For employee benefits     1,250,000       1,250                             102,750                                      104,000

Returned Stock                (150,000)       (150)                            (33,450)                                     (33,600)

Series A Preferred
 Conversion                  3,400,000       3,400      (5,467)       (5)       24,600                                       27,995

Series C Preferred
 Issued                                                260,000       260       552,240                                      552,500

Equity Allowance from
   Issuance Error -
   December 14, 2007         2,094,707       2,095                              27,231       (29,326)                            --

Net Loss for twelve
 months ended
 December 31, 2007                                                                                        (6,412,253)    (6,412,253)
                           -----------    --------    --------   -------   -----------    ----------    ------------    -----------
Balances at
 December 31, 2007          46,793,684    $ 46,795     756,150   $   756    51,981,255    $ (616,826)   $(56,504,124)   $(5,092,144)
                           ===========    ========    ========   =======   ===========    ==========    ============    ===========

   The accompanying notes are an integral part of these financial statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Twelve Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Operating Activities
--------------------
   Net loss                                                          $ (6,412,253)   $   (392,973)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
   Depreciation and amortization                                           95,690          49,392
   Deferred Consulting amortization                                       113,900         766,000
   Stock issued for interest                                              104,998          77,038
   Stock issued for services                                              590,556       1,209,748
   Preferred C Stock Issued                                               292,500
   Warrants issuances and conversions                                   2,699,788         849,000
   Loss on asset impairments                                                   --         279,323
   Gain on debt settlement                                               (178,261)             --
   Stock issued for Investment                                                 --       1,462,440
   Deferred stock compensation                                                            286,107
   Changes in operating assets and liabilities:
   Loss (gain) on derivatives                                           1,420,615      (5,137,142)
   (Increase) decrease in receivables                                          --              --
   (Increase) decrease in prepaid expenses                                (84,900)       (233,000)
   Increase (decrease) in DIP payables                                    335,764              --
   Increase (decrease) in accounts payable and accrued expenses           137,321         113,763
                                                                     ------------    ------------
   Net cash used by operating activities                                 (884,282)       (670,304)

Investing Activities
--------------------
   Mine development                                                         1,991              --
   Equipment purchased                                                    (83,632)         22,499
   Security deposits                                                       (2,343)        (38,300)
                                                                     ------------    ------------
   Net cash used by investing activities                                  (83,984)        (15,801)

Financing Activities
--------------------
   Sale of Common Stock                                                        --          24,990
   Repayments                                                             (41,225)        (31,383)
   Borrowings                                                           1,013,903         676,135
                                                                     ------------    ------------
   Net cash provided by financing activities                              972,678         669,742
                                                                     ------------    ------------
   Increase (decrease) in cash                                              4,412         (16,363)
   Cash at beginning of period                                                 52          16,415
                                                                     ------------    ------------
   Cash at end of period                                             $      4,464    $         52
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                                        $      5,774    $         --
                                                                     ============    ============
     Commissions                                                               --              --
                                                                     ============    ============
     Income taxes                                                              --    $         --
                                                                     ============    ============

  Stock issued during year for:
     Services                                                        $    590,556    $  1,209,748
                                                                     ============    ============
     Stock Compensation                                                                   286,107
                                                                     ============    ============
     Interest                                                             104,998          77,038
                                                                     ============    ============
     Investment                                                                --         375,000
                                                                     ============    ============
     Series C Preferred Stock for officer indemnification                 260,000              --
                                                                     ============    ============
     Advertising                                                               --              --
                                                                     ============    ============


                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         There were 250,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of December 31, 2007, 75,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2007, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006. The Company had no securities available-for-sale at December 31, 2007.

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

         All references to common stock and per share data have been retroactively restated once more to account for the 1 for 10 reverse stock split effectuated on December 14, 2007. See Note 12 for details.

         Other Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements to have any impact on its financial condition or results of operations.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,530,115 and $4,434,984 for the years ended December 31, 2006 and 2005 and had a working capital deficit of $8,008,768 at December 31, 2006. For the twelve months ended December 31, 2007,the Company had a net operating loss of $5,169,899. The working capital deficit as of December 31, 2007 was $7,358,784. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         As of December 31, 2007, Gwenco owed approximately $235,925 in lease payments in addition to the reduced judgment amount of $229,130.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At December 31, 2007, the leased mineral reserves, valued at $5,208,524, consisted of the following:

                                                                      Proven
                                                                     Reserves
         Seams                                                         Tons
         -----                                                     ------------
         Winifrede                                                      214,650
         Taylor                                                       1,783,500
         Cedar Grove                                                  3,702,600
         Pond Creek                                                   4,092,572
                                                                   ------------
                    Total Reserves                                    9,793,322
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

NOTE 6 - EQUIPMENT

         Equipment consisted of the following:

                                                   December 31,     December 31,
                                                       2007            2006
                                                   ------------    ------------
         Mining equipment (a)                      $    866,353         782,721
                                                   ----------------------------
         Less accumulated depreciation                 (344,260)       (250,517)
         Less allowance for Impairment (b)             (355,820)       (355,820)
                                                   ----------------------------

         Equipment - net                           $    166,273         176,384
                                                   ============================

         All of the equipment currently in use by the Company is owned by the Company's wholly-owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 bankruptcy proceedings.

         (a) The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used. Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery,which can reflect a fluctuation in the asset valuation.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2007, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                   December 31,    December 31,
                                                       2007            2006
                                                   ------------    ------------
         D&D Contracting, Inc.(a)                  $    678,349         678,349
         Braxton Coal (b)                                57,109          57,109
         Less allowance                                (735,458)       (735,458)
                                                   ----------------------------

         Other Receivables - net                   $         --              --
                                                   ============================

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of December 31, 2007, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of December 31, 2007, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                   December 31,    December 31,
                                                       2007            2006
                                                   ------------    ------------
          Accounts payable                         $    294,604         364,695
          Accrued royalties
           payable-operating (a)                        235,925         193,142
          Accrued bank claim (b)                        650,000         650,000

          Accrued taxes                                  87,315          87,436
          Accrued interest                              609,289         291,597
          Accrued expenses (c)                          858,585       1,011,527
                                                   ----------------------------
                                                      2,735,718       2,598,397

         Derivative Liability (d)                     2,841,203       1,420,588
         Unearned Revenues (e)                               --              --

                                                   $  5,576,921       4,018,985
                                                   ============================

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were later released on August 10, 2007 to complete the settlement. As of December 31, 2007, Gwenco owed approximately $235,925 in lease and/or royalty payments in addition to the reduced judgment of $229,130 against Gwenco.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of December 31, 2007, no resolution has been determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

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

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the twelve months ended December 31, 2007, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:                                   December 31,    December 31,
                                                                              2007            2006
                                                                          ------------    ------------
         QUEST MINERALS & MINING CORP.
            0% Notes payable (a).                                         $    202,864         202,864
            12% Notes payable to Gross Foundation (b).                          32,399         218,623
            7% Notes payable to Greenwood Partners (c).                             --          78,000
            7% Notes payable to Professional Traders Fund (c).                      --         184,000
            7% Notes payable to First Mirage (c).                                   --         191,597
            7% Notes payable to Investors (d).                                  50,000          75,000
            7% Notes payable to Greenwood Partners (e).                             --         175,000
            7% Notes payable to First Mirage (e).                               50,000          50,000
            7% Notes payable to Professional Traders Fund (f).                 100,000         100,000
            8% Notes payable to Cornway Co (g).                                     --         335,000
            8% Notes payable to Interstellar Holdings. (g).                    535,000              --
            5% Advances from Interstellar Holdings (h).                      1,010,049         430,837
            0% Notes payable (i).                                              217,684         126,000
            6% Notes payable to Westor Capital Group (j).                      100,000         125,000
            8% Notes payable to Kaila (k).                                     300,000         300,000
            10% Notes payable to IMR (l).                                       10,000              --
         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (m).                            35,000          35,000

         GWENCO, INC.: (Bank Loans)
            12% Judgment to Duke Energy Merchants (n).                         726,964         726,964
             9% Assigned Judgment to Interstellar Holdings (o).                     --         278,796
            12.75% Assigned Judgment to Interstellar Holdings (o).              65,589          86,276
            9.5% Note payable to First Sentry Bank (p)                         262,402         262,402
            6% Note payable to United National Bank (p)                         28,159          28,159
            0% Default Judgment to Third-Party (q)                             229,130         687,391
            17% DIP Financing - Interstellar Holdings (r)                      335,764              --

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (s).                          672,289         713,514
                                                                          ----------------------------
                                                                             4,963,294       5,410,423
            Less current portion                                             4,963,294       5,410,423
                                                                          ----------------------------
         Long-Term Debt:                                                  $         --              --
                                                                          ============================


                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         (b) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $4.00 per share. As additional compensation to the lender, the Company issued 7,500 common stock warrants at $60.00. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 50,000 shares of common stock at $4.00 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender makes periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of December 31, 2007, the amended note was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (c) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one
                  (1) share of common stock at an exercise price of $20.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2007, the lenders made periodic partial conversions to pay down the remaining principal on the notes. Only a partial amount of accrued interest remains. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2007, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of December 31, 2007, the remaining notes are in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the twelve months ended December 31, 2007, the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 256,501 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $4.00 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $4.00 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (g) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $2.00 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 150,000 shares of the Company's common stock, under which the holders exchanged the note and the 150,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.20 per share or (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of December 31, 2007, the obligation was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (h) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000. The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure. During the twelve months ended December 31, 2007, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (i) Periodically, the Company borrows funds from third party lenders. The loans are due on demand and carry a 0% interest rate.

         (j) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 83,693 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. As of December 31, 2007, the remaining note was in default, and the Company is in the process of re-negotiating the note with the holder.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (k) On April 1, 2006, the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note is due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.20 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (l) On May 1, 2007, the Company entered into a settlement and release agreement with a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000. The note is due on May 1, 2008, with an annual interest rate of ten percent (10%). The note is convertible into the Company's common shares at a fixed rate of $0.16 per share. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (m) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2007, the Company remains in default.

         (n) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of December 31, 2007, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 16.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         (q) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. On July 17, 2007, the Bankruptcy Court approved the settlement agreement. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, the escrowed funds were transferred to complete the settlement. As of the twelve months ended December 31, 2007, the Company continues to negotiate the remaining balance of the judgment with its former owners.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - NOTES PAYABLE (Continued)

         (r) On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 10 - INCOME TAXES

         Due to the Company's net loss, there was no provision for income taxes. The Company has net operating loss carry forwards for income tax purposes of approximately $33,000,000 at December 31, 2007, and $28,000,000 at December 31, 2006. These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2015. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the Company's tax provision were as follows:

                                                                    2007            2006
                                                                ------------    ------------
         Current income tax (benefit) expense                   $ (1,894,000)   $ (1,680,000)

         Deferred income tax expense (benefit)                     1,894,000       1,680,000
                                                                ------------    ------------
                                                                $         --    $         --
                                                                ============    ============


         The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2007 and 2006:

                                                                    2007            2006
                                                                ------------    ------------
         Tax expense (benefit) at Federal rate (34%)            $ (1,595,000)   $ (1,428,000)
         State and local income tax, net of Federal
          benefit                                                   (299,000)       (252,000)
         Effect of timing difference                                      --              --

         Change in valuation allowance                             1,894,000       1,680,000
                                                                ------------    ------------
                Net income tax (benefit) allowance              $         --    $         --
                                                                ============    ============

         Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

         Deferred tax asset:
                                                                December 31,    December 31,
                                                                    2007            2006
                                                                ------------    ------------
         Deferred tax asset from loss carry forward             $ 13,286,000    $ 11,392,000

         Valuation allowance                                     (13,286,000)    (11,392,000)
                                                                ------------    ------------
         Net deferred tax assets                                $          0    $          0
                                                                ============    ============

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 10 - INCOME TAXES (Continued)

         The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2007.

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

         On December 19, 2007, the Company amended the terms of the Series A Preferred Stock to provide for a reduced conversion price set forth as such that (1) Each share of Series A Preferred Stock shall be convertible at any time into a shares of common stock, par value, $.001 per share of the Company as determined by multiplying each share of Series A Preferred Stock by a fraction, the numerator of which is $3.00 and the denominator of which is equal to the greater of (i) $0.001 or
         (ii) 40% of closing price per share of common stock. A holder of Series A Preferred Stock may not convert shares of the Series A Preferred Stock to the extent that such conversion would result in the Holder, together with any affiliate thereof, beneficially owning, pursuant to
         Section 13(d) of the Securities Exchange of 1934, in excess of 4.999% of the then issued and outstanding common stock of the Company. The provisions of this section may be waived by a holder upon not less than 61 days prior notice to the Corporation.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 11 - PREFERRED STOCK (Continued)

         Series A

         Since the Series A Preferred shares are now convertible at a discount to the market price of the Company's common stock, the Company has taken into consideration the beneficial cost liabilities associated with future conversions and has accrued additional liability allowances relative to the future capitalization costs that would incur from these conversions. Allowances are based on a valuation of market price volatility using the Black-Scholes method.

         In the twelve months ended December 31, 2007, 5,467 shares were converted.

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

         On July 27, 2006, the Company settled a third party complaint by the former owner of Gwenco. As part of the settlement, the Company issued 87,500 shares of common stock for the conversion of 337,991 shares of Series B Preferred Stock issued pursuant to the purchase agreement with Gwenco, Inc.

         On August 17, 2007, the company effectuated a 4 to 1 reverse stock split. As a result of the reverse split, the conversion price was adjusted from $0.241422 to $0.965688.

         On December 14, 2007, the company effectuated a 10 to 1 reverse stock split. As a result of the reverse split, the conversion price was adjusted from $0.965688 to $9.65688.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         On December 14, 2007, the Company effectuated a 10 to 1 reverse common stock split. As a result of the reverse split, the conversion price was adjusted from the lower of $0.032 or 100% of the 5-day average to the lower of $0.32 or 100% of the 5-day average.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 12 - COMMON STOCK

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

         On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split resulting in a 331,309,124 reduction of shares from 368,121,581 common shares outstanding to 36,812,457 common shares outstanding. The reverse stock split did not affect the amount of authorized shares of the Company. Additionally, the board approved the issuance of up to 500 shares of the Company's common stock for rounding up of fractional shares in connection with the reverse stock split. In conjunction with the reverse stock split, the Company's stock symbol on the OTC Bulletin Board Symbol was changed to QMNM.

         During the year ended December 31, 2006, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 1,568,498 shares of common stock at a conversion price averaging approximately $0.37 per share. In the aggregate, these issuances reduced the debt by $497,403 in principal and $57,005 in accrued interest, and the Company expensed an additional $209,236 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2006, the Holder of a 15% Promissory Note effectuated a series of partial conversions pursuant to its default section at the maturity date of June 17, 2005 and were issued an aggregate of 22,140 shares of common stock at a conversion price of $4.00 per share. In the aggregate, these issuances reduced the debt by $82,213 in principal and $6,349 in accrued interest, and the Company expensed an additional $16,177 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2006, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 190,872 shares of common stock at a conversion price averaging approximately $0.52 per share. In the aggregate, these issuances reduced the debt by $50,997 in principal and $2,708 in accrued interest, and the Company expensed an additional $65,732 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2006, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 387,500 shares of common stock at a conversion price averaging approximately $0.093 per share. In the aggregate, these issuances reduced the debt by $31,500 in principal and the Company expensed an additional $190,450 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         In the year ended December 31, 2006, the Company issued an aggregate of 1,098,845 shares of common stock to various consultants. Expense of $1,209,996 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.24 to $4.40 per share.

         In the year ended December 31, 2006, the Company issued an aggregate of 71,250 shares of common stock to satisfy cashless exercises of 648,750 Series A and Series B Warrants. Expense of $222,644 was recorded related to these shares, which was the market value of such shares issued at prices averaging $2.07 per share.

         In the year ended December 31, 2006, the Company issued an aggregate of 20,000 shares of common stock to satisfy cashless exercises of 125,000 warrants. Expense of $31,600 was recorded related to these shares, which was the market value of such shares issued at prices averaging $1.58 per share.

         On January 4, 2006, the Company sold 12,500 shares of common stock to an unrelated third party at $2.00 per share pursuant to a unit deal transaction for proceeds of $25,000. The Company expensed $50,000 to interest for the difference in market value when the shares were issued.

         On February 1, 2006, the Company issued 1,250 shares of common stock at $4.00 per share in order to satisfy a stock purchase agreement originally booked as an advance. The Company expensed $1,500 due to the difference in market value at the time of issuance.

         On February 8, 2006, the Company issued 125,000 shares of common stock at $2.00 per share to satisfy an outstanding note with an unrelated third party lender. The Company expensed $325,000 to interest for the difference in market value when the shares were issued.

         On July 31, 2006, the Company issued 87,500 shares of common stock for the conversion of 337,991 shares of Preferred Series B issued pursuant to the purchase agreement with the former stockholder of Gwenco, Inc.

         During the year ended December 31, 2007, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 5,186,698 shares of common stock at a conversion price averaging approximately $0.17 per share. In the aggregate, these issuances reduced the debt by $671,598 in principal and $65,849 in accrued interest, and the Company expensed an additional $350,423 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2007, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 2,158,728 shares of common stock at a conversion price averaging approximately $0.128 per share. In the aggregate, these issuances reduced the debt by $180,692 in principal and $15,858 in accrued interest, and the Company expensed an additional $167,113 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 12 - COMMON STOCK (Continued)

         During the year ended December 31, 2007, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 17,125,000 shares of common stock at a conversion price averaging approximately $0.031 per share. In the aggregate, these issuances reduced the debt by $389,745 in principal and $34,255 in accrued interest, and the Company expensed an additional $1,821,100 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2007, holders of the Company's Series A Preferred Stock converted an aggregate of 5,467 shares into 3,400,000 shares of common stock, at a conversion price averaging $0.0048 per share. The Company expensed an additional $41,195 due to the difference in market value at the time of issuance.

         In the year ended December 31, 2007, the Company issued an aggregate of 9,820,000 shares of common stock to various consultants. Expense of $609,355 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.011 to $0.48 per share.

         During the year ended December 31, 2007, the Company issued 1,250,000 shares of common stock as compensation towards back salaries owed to the Company's President. Expense of $110,000 was recorded related to these shares, which was the market value of such shares issued, at prices varying from $0.06 to $0.17 per share.

         In January, 2007, the Company entered into an exchange agreement with a noteholder and holders of 150,000 shares of the Company's common stock, under which the holders exchanged the note and the 150,000 shares of the Company's common stock for a series of new 8% Secured Convertible Promissory Notes in the aggregate principal amount of $635,000. See
         Note 9. The Company credited $33,600 to stockholder's equity based on the market value of the 150,000 shares received as of the date of the exchange. The shares were returned to treasury.

         On February 20, 2007, holders of these notes effectuated a series of conversions and were issued 500,000 shares of common stock at a conversion price of $0.20 per share. These issuances reduced the debt by $100,000 in principal, and the Company expensed $140,000 due to the difference in market value at the time of issuance.

         On March 5, 2007, the Company issued 1,667 shares of common stock at $0.04 per share upon cashless exercise of 3,750 Series A and Series B Warrants. The Company expensed $460 due to the difference in market value at the time of issuance.

         On June 27, 2007, the Company issued 83,693 shares of common stock in exchange for an outstanding convertible promissory note in the principal amount of $25,000 pursuant to an exchange agreement.

         On December 14, 2007, the Company issued 2,094,707 shares of common stock at $0.001 per share in error to Gross Foundation due to a communication oversight to the transfer agent relating to the time in which the 1 to 10 reverse split was effectuated. The Company valued the issuance at market price and has posted a capital allowance of $29,326 until the issuance can be reconciled.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 13 - STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances Outstanding consist of the following:

                                                                                                               December 31,
                                                                                                                   2007
                                                                                                 Exercise      ------------
                                                                                 Warrants          Price         Valuation
                                                                               ------------    ------------    ------------
December 17, 2004 issuance of 15,000 warrants; expiration 2009 (a).                  15,000           60.00               0
December 21, 2004 issuance of 5,000 warrants; expiration 2009 (b).                    5,000           60.00               0
March 4, 2005 issuance of 18,750 series A warrants; expiration 2010 (c).             18,750           20.00               0
March 4, 2005 issuance of 18,750 series B warrants; expiration 2010 (c).             18,750           40.00               0
April 5, 2006 issuance of 29,677 warrants; expiration 2009 (d).                      29,677            8.40               1
May 18, 2006 issuance of 75,000 options; expiration 2011 (e).                        75,000            2.00         143,054
                                                                               ------------                    ------------

                                                                 TOTALS:            162,177                    $    143,055
                                                                               ============                    ============



                                                                                                  Avg.
                                                                                 Warrants      Ex. Price ($)     Valuation
                                                                               ------------    ------------    ------------
Total Options / Warrants outstanding as of December 31, 2006                        566,178    $        .80         383,022
---------------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                                 0               0               0

Options / Warrants Expired / Cancelled                                             (396,501)          (2.00)       (234,792)

Options / Warrants Exercised                                                         (7,500)          (2.00)             (0)

Derivative Valuation Adjustment                                                                                      (5,175)
---------------------------------------------------------------------------------------------------------------------------

Total Options / Warrants outstanding as of December 31, 2007                        162,177    $      16.80         143,055
                                                                               ============================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (a) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $4.00 per share. As additional compensation to these lenders, the Company agreed to issue them 15,000 common stock warrants at $60.00. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (b) On December 21, 2004, the Company issued 5,000 common stock warrants at $60.00 as finder's fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (c) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $40.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the three months ended March 31, 2007, 37,500 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.

         (d) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 29,677 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. As of the twelve months ended December 31, 2007, the notes were in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (e) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 125,000 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $2.00 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 50,000 shares vesting immediately, (ii) options to purchase up to 50,000 shares vesting upon the Company's receipt of an aggregate of $25,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 25,000 shares vesting six months after the date of the option agreements. The 250,000 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 50,000 of these options would vest six months from issuance and 100,000 would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's then-President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 50,000 options initially awarded to him would remain vested and 25,000 options would be allowed to vest in six months. 50,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 50,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation. On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

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

         On November 19, 2007, the board of directors of the Company adopted its 2007 Stock Incentive Plan No. 2, which allows for the issuance of up to 97,500,000 shares of the Company's Common Stock to officers, employees, directors, consultants, and advisors. The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of December 31, 2007, no outcome has been determined.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco. As part of the settlement, Gwenco received mining permit renewal and transfer documentation, which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 350,000 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The Company also assumed two promissory notes made by the former owner of Gwenco in the aggregate principal amount of $290,561. The notes are in default. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

         The Company has not filed corporate federal, and state and local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability.

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2007, the Company remains in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

         On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The settlement agreement is subject to approval by the Bankruptcy Court. On July 17, 2007, the Bankruptcy Court approved the settlement agreement, subject to Gwenco's receipt of debtor-in-possession financing. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, escrowed funds were transferred to complete the settlement.

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

         As of December 31, 2007, Gwenco had assets of $5,416,607, which included all of the mineral rights of the Company valued at $5,208,524 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $5,085,815. Of these liabilities, $2,714,297 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at December 31, 2007. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at December 31, 2007, which includes Gwenco, Inc. and the Company and its other subsidiaries:


                          QUEST MINERALS & MINING CORP.

                             COMBINED BALANCE SHEET
                                DECEMBER 31, 2007


                                                                      QUEST & SUB        GWENCO      ADJUSTMENTS       COMBINED
                                                                     ------------    ------------    ------------    ------------
                                     ASSETS
Current Assets
   Cash                                                                     4,464              --    $               $      4,464
                                                                     ------------    ------------    ------------    ------------
      Total current assets                                                  4,464              --                           4,464


Leased Mineral Reserves, net (Note 2 & 5)                                      --       5,208,524                       5,208,524
Equipment, net (Note 6)                                                        --         166,273                         166,273
Deposits                                                                       --          40,643                          40,643
Prepaid consulting Expense                                                 27,000              --                          27,000
Intercompany,net                                                               --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                        1,167                           1,167
DIP Receivable, restricted                                                     --              --              --              --
                                                                     ------------    ------------    ------------    ------------

         TOTAL ASSETS                                                $     31,464    $  5,416,607    $         --    $  5,448,071
                                                                     ============    ============    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  1,946,618    $    789,100    $               $  2,735,718
  Loans payable (Note 9)                                                2,708,586         229,130                       2,937,716
  Bank loans (Note 9)                                                          --       1,017,524                       1,017,524
  Related party loans (Note 9)                                            672,289              --              --         672,289
                                                                     ------------    ------------    ------------    ------------

         TOTAL CURRENT LIABILITIES                                      5,327,493       2,035,754                       7,363,247

Other Liabilities
  Intercompany                                                                 --       2,714,297      (2,714,297)             --
  Derivative Liability (Note 8)                                         2,841,203                                       2,841,203
  Unearned revenues (Note 8)                                                   --                                              --
  DIP Financeing (Note 9)                                                      --         335,764              --         335,764
                                                                     ------------    ------------    ------------    ------------

         TOTAL LIABILITIES                                              8,168,696       5,085,815      (2,714,297)     10,540,214

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 447,533 shares                          448              --                             448
    SERIES B - issued and outstanding 48,284 shares                            (0)             48                              48
    SERIES C - issued and outstanding 260,000 shares                          260              --                             260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 732,704,185 shares                              46,798           4,500          (4,500)         46,798

  Equity held in escrow (Note 12)                                        (587,500)             --                        (587,500)

  Equity allowance (Note 12)                                              (29,326)             --                         (29,326)

  Paid-in capital (Note 14)                                            49,424,204       2,557,049                      51,981,253
  Accumulated Deficit                                                 (56,992,115)     (2,230,806)      2,718,797     (56,504,124)
                                                                     ------------    ------------    ------------    ------------

Total Stockholders' Equity                                             (8,137,232)        330,792       2,714,297      (5,092,143)
                                                                     ------------    ------------    ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     31,464    $  5,416,607    $         --    $  5,448,071
                                                                     ============    ============    ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 17 - SUBSEQUENT EVENTS

         On January 6, 2008, the Company amended a two-year agreement acquiring administrative services from a third party consulting company owned by the son of its president originally dated June 6, 2006. The agreement consisted of 1,000,000 shares of common stock as an initial grant under a Stock Incentive Plan, along with a monthly payment of $6,500. The initial shares were valued at $35,000 and are being amortized over the term of the agreement. The amendment consisted of an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the Company's wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

         On March 11, 2008, the Company signed a 15% per annum promissory note with a third party lender for $75,000 due on March 10, 2009. The note is convertible at the option of the holder at a conversion price of 50% of the average of the three lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

         On March 20, 2008, Gross Foundation returned 2,094,707 shares of common stock that were issued to them in error on December 14, 2007. The Company had issued 2,094,707 shares of common stock in error to due to a communication oversight to the transfer agent relating to a conversion notice during the time in which the Company's 1 to 10 reverse split was effectuated. The issuance was valued at market price and a capital allowance of $29,326 was posted until it could be reconciled. The shares were subsequently cancelled and the allowance was credited.

         On April 1, 2008, the Company defaulted on a $300,000 convertible promissory note. On April 1, 2006, the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note was due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.20 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

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

         These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these deficiencies, our original Annual Report on Form 10-KSB did not contain all material information which is required to be disclosed, and in particular, our financial statements for the fiscal years ended December 31, 2007 and 2006. In addition, we have restated our financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim financial statements for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and
September 30, 2006.

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


Item 8B. OTHER INFORMATION.

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

         Our executive officers and directors, the positions held by them, and their ages are as follows:

        Name                    Age                     Position
-----------------------         ---      ---------------------------------------
Eugene Chiaramonte, Jr.         62       President, Secretary, and sole Director

         Eugene Chiaramonte, Jr. is Quest's President and Secretary and Quest's sole director. Mr. Chiaramonte was appointed as Secretary and Vice President in February, 2004 and President in May, 2006. Mr. Chiaramonte also serves as the President and sole director of our wholly owned subsidiary Gwenco, Inc. and serves as the President and director of our subsidiary Quest Minerals and Mining Corp., a Nevada corporation. From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group. He assumed the position of secretary and treasurer of the Auxer Group in 1998. Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group's subsidiary, CT Industries from June 1994 through 2003. Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999. Mr. Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000.

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

         We do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

         A stockholder who wishes to communicate with our board of directors may do so by directing a written request to our Company addressed to our Chief Executive Officer. We intend to hold annual meetings of stockholders during the summer season, at which meetings our directors will be up for re-election. We currently do not have a policy regarding the attendance of board members at the annual meeting of stockholders.

Family Relationships

         There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

         Except as describe below, none of our directors or executive officers has, during the past five years:

         o been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

         o had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time; except for Eugene Chiaramonte who was an officer and director of our wholly owned subsidiary Gwenco, Inc. which filed for Chapter 11 reorganization in March 2007;

         o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

         o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

         Our board of directors has determined that currently none of it members qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2007, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that Mr. Chiaramonte failed to stock award grants on September 6, and 28, 2007 on Form 4. These awards were reported on a Form 5 filed by Mr. Chiaramonte on February 13, 2008

Code of Ethics

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers ("Named Executive Officers") for services rendered during the fiscal years ended December 31, 2007 and 2006.


                                              Summary Compensation Table
----------------------------------------------------------------------------------------------------------------

                                                               Stock         Option       All Other
Name and Position         Year     Salary       Bonus         Awards ($)     Awards ($)  Compensation   Total ($)
-----------------------  ------  -----------   --------      -----------   -----------   ------------   --------
Eugene Chiaramonte        2007   $180,000(1)                 $366,000(2)                                $440,000
President and Secretary   2006    120,000(2)         --            --      $143,053(3)          --      $263,053

William R. Wheeler        2007        N/A           N/A           N/A           N/A           N/A            N/A
Former Chairman,          2006   $ 50,000(4)         --      $ 69,620(5)   $143,053(3)   $ 303,442(6)   $566,115
President and Chief
Executive Officer
(Resigned May 31, 2006)

         (1)      $27,000 has been accrued but not paid.

         (2) $106,000 was paid as a stock award for accrued salary. In addition, Mr. Chiaramonte received 260,000 shares of Series C Preferred Stock to indemnify him from a loss suffered in respect of a personal guarantee on a loan agreement.

         (2)      $44,000 has been accrued but not paid.

         (3) On May 18, 2006, we granted each of Mr. Chiaramonte and Mr. Wheeler a stock option to purchase up to 5,000,000 shares of our common stock at a price of $0.05 per share pursuant to their employment agreements. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

         (4)      $10,650 has been accrued but not paid.

         (5) Mr. Wheeler provided consulting services to us in 2006, for which we paid him a total of 3,881,818 shares of our common stock valued at $69,620 at the time of grant, which value represents the compensation costs of the stock awards for financial reporting purposes for the year under FAS 123R.

         (6) This amount represents amounts accrued and common stock issued for payment of legal fees incurred by Mr. Wheeler which Quest has been paying under its indemnification arrangements with Mr. Wheeler.

Grants of Plan-Based Awards

         The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2007.



                                        Estimated       Estimated
                                         Future          Future
                                         Payouts         Payouts                                          Exercise or    Grant Date
                                        Under Non-        Under                                           Base Price    Fair Value
                                         Equity          Equity         All Other       All Other         of Option    of Stock and
                  Grant    Approval     Incentive       Incentive         Stock          Option             Awards        Option
Name              Date       Date      Plan Awards     Plan Awards       Awards:         Awards:            ($/Sh)        Awards
------------    --------   --------   -------------    -----------  --------------    --------------    ------------   -------------
                                                                        Number of        Number of
                                                                        Shares of       Securities
                                                                        Stock or        Underlying
                                                                        Units (#)     Options (#)(1)
                           --------   -------------    -----------  --------------    --------------    ------------   -------------

Eugene          7/23/07    7/23/07                                       250,000                                          $44,000
 Chiaramonte    9/28/08    9/28/08                                     1,000,000                                          $60,000

Outstanding Equity Awards at Fiscal Year-End

         The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2007.

                                                         Option Awards (1)                                Stock Awards
                                    --------------------------------------------------------     -------------------------------

                                     Number of      Number of                                      Number of
                                    Securities      Securities                                      Shares        Market Value
                                    Underlying      Underlying                                     or Units       of Shares or
                                    Unexercised    Unexercised       Option         Option      of Stock That    Units of Stock
                                    Options (#)    Options (#)      Exercise      Expiration       Have Not       That Have Not
Name                                Exercisable    Unexercisable    Price ($)        Date          Vested (#)        Vested
---------------------------------   -----------   --------------   ----------     ----------     ------------    ---------------
Eugene Chiarmonte                            --              --           --              --               --                --

Option Exercises and Stock Vested

No stock options vested or were exercised by any Named Executive Officers in Fiscal 2007.

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

Potential Payments upon Termination

         Eugene Chiaramonte has entered into an employment agreement. Under the terms of his Employment Agreement, Mr. Chiaramonte is entitled to a severance payment of (i) six (6) month's salary at the then-applicable base salary rate in the event that Quest terminates Mr. Chiaramonte's employment without cause; or
(ii) all base salary due under the remaining term of the employment agreement in the event that Mr. Chiaramonte's employment is terminated due to death or disability.

         The following table sets forth quantitative information with respect to potential payments to be made to Mr. Chiaramonte upon termination in various circumstances. The potential payments are based on each of the Mr. Chiaramonte's Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the "Employment Agreements" section above.


                               Termination           Termination due to death
Name                         without cause(1)            or disability(2)
--------------------------   -----------------       ------------------------
Eugene Chiaramonte           $120,000-$180,000           $240,000-$900,000


(1) Employee entitled to six months severance at the then applicable base salary rate. Mr. Chiaramonte's base salary in the remaining 3 years under his contract are $240,000, $300,000 and $360,000.

(2) Employee is entitled to all base salary due under the remaining term of the employment agreement Mr. Chiaramonte's base salary in the remaining 3 years under his contract are $240,000, $300,000 and $360,000.


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

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which Quest's equity securities have been authorized for issuance as of December 31, 2007:
[Update]

                                                        (a)                            (b)                           (c)
------------------------------------------    -------------------------     --------------------------   ---------------------------
Plan Category                                 Number of securities to           Weighted-average            Number of securities
                                              be issued upon exercise           exercise price of          remaining available for
                                              of outstanding options,         outstanding options,          future issuance under
                                                warrants and rights            warrants and rights        equity compensation plans
                                                                                                            (excluding securities
                                                                                                          reflected in column (a))
------------------------------------------    -------------------------     --------------------------   ---------------------------
Equity compensation plans approved by                          --                       $   --                            --
security holders

Equity compensation plans not approved                     75,000                       $ 2.00                   166,312,405
by security holders (1)(2)(3)(4)

Total                                                      75,000                       $ 2.00                   166,312,405

         (1) 2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 23 million shares, subject to adjustment, and to date, we have issued 466,095 shares and have reserved 75,000 shares for option grants.

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

         (2) 2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 30 million shares, subject to adjustment, and to date, we have issued 434,000 shares.

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

         (3) 2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 70 million shares, subject to adjustment, and to date, we have issued 6,687,500 shares.

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

         (4) 2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is
                  97.5 million shares, subject to adjustment, and to date, we have issued 46,045,000 shares.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2008 by the following persons:

         o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all of our directors and executive officers as a group.

                                                                   Number Of Shares
                     Name And Address                             Beneficially Owned          Percentage Owned (1)
         -----------------------------------------------------    ------------------          --------------------
         Eugene Chiaramonte, Jr...............................        66,326,025(2)                  23.8%

         All directors and officers as a group................        66,326,025                     23.8

         (1)      Based on 213,367,219 shares outstanding on April 8, 2008.

         (2) Includes 65,000,000 shares of common stock issuable upon conversion of 260,000 shares of Series C Preferred Stock. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.32 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Mr. Chiaramonte is our President, Secretary, and sole director. Mr. Chiaramonte's address is 18B East 5th Street, Paterson, NJ 07524.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

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

         Our board of directors authorized the creation of a series of preferred stock of the company to be known as Series C Preferred Stock, par value $0.001 per share. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.32 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors. The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series C Preferred Stock are not redeemable.

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

         On June 6, 2006, Quest entered into a two-year agreement to acquire administrative services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., Quest's President and Secretary. The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500. On January 6, 2008, Quest amended this two-year agreement acquiring administrative services from a third party consulting company owned by the son of its acting president originally dated June 6, 2006. The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500. The initial shares were valued at $35,000 and are being amortized over the term of the agreement. The amendment consisted of an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the company's wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

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

Director Independence

         For our description of director independence, see "Director Independence" under the section entitled "Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act" above.

Item 13. EXHIBITS

Exhibit No.     Description

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

3.7 Bylaws of Tillman International, Inc. (now known as Quest Minerals & Mining Corp), incorporated by reference to Quest's Registration Statement on Form 10-SB filed on December 18, 2000.

3.8 Certificate of Amendment to Certificate of Designation of Class A Preferred Stock of Quest Minerals & Mining Ltd. filed with the Nevada Secretary of State of December 19, 2007, incorporated by reference to Quest's Current Report no Form 8-K filed on December 21, 2007.

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

10.30 Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

21.1 Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

23.1            Consent of Independent Public Accountants, Kempisty & Company.

31.1            Certification of Eugene Chiaramonte, Jr. pursuant to Rule
                13a-14(a).

32.1            Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

         Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2008. Kempisty & Company previously audited our consolidated financial statements for the fiscal year ended December 31, 2007 and 2006.

Audit Fees

         Kempisty & Company billed us $35,000 in fees for our 2007 annual audit, $25,000 in fees for our 2006 annual audit, $16,000 in fees for the review of our quarterly financial statements in 2007, and $15,000 in fees for the review of our quarterly financial statements for 2006.

Audit-Related Fees

         We did not pay any fees to Kempisty & Company for assurance and related services that are not reported under Audit Fees above in 2007 or 2006.

Tax Fees

         We did not pay any fees to Kempisty & Company for tax compliance, tax advice or tax planning in 2007 or 2006.

All Other Fees

         In 2007, Kempisty & Company billed us $4,000 for work in connection with our registration statements on Form S-8, and $0 for all other fees.

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


Signatures                             Title                          Date
--------------------------------------------------------------------------------
/s/ Eugene Chiaramonte, Jr.    President and sole Director        April 28, 2008
Eugene Chiaramonte, Jr.