Form 10-Q
period 2008-03-31
Quest Minerals & Mining Corp
filed 2008-05-20
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________  to ____________


                         Commission File No.: 000-30291


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

                               ___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filter [ ]                    Accelerated filter         [ ]

Non-accelerated filter   [ ]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2008, 363,128,219 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. In particular, this quarterly report does not contain the financial statements required by Article 8-03 of Regulation S-X, management's discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002. The company intends to file an amendment to this quarterly report on Form 10-Q to provide the missing information once it becomes available

PART 1:  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         We will file an amendment to this quarterly report to provide the financial statements as required by Article 8-03 of Regulation S-X


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We will file an amendment to this quarterly report to provide management's discussion and analysis or plan of operation as required by Item 303 of Regulation S-K.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4T - CONTROLS AND PROCEDURES

         We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308T of Regulation S-K.


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

ITEM 1A - RISK FACTORS

         As a "small reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 - CHANGES IN SECURITIES

(a) We will file an amendment to this quarterly report to provide recent sales of unregistered securities as required by Item 701 of Regulation S-K.

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


                                       QUEST MINERALS & MINING CORP.


May 20, 2008                           /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)