Form 10-Q/A
period 2008-03-31
Quest Minerals & Mining Corp
filed 2008-06-24
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q
(Mark One)

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 1 to quarterly report on Form 10-Q is being filed to provide the financial statements required by Item 310 of Regulation S-K, management's discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308 of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available for filing with the quarterly report on Form 10-Q filed by us on May 20, 2008.

                                     PART I


                              FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Quest Minerals & Mining Corp. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Amendment No. 1 to Form 10-KSB for the year ended December 31, 2007.


                          QUEST MINERALS & MINING CORP.

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     December 31,
                                                                         2008            2007
                                                                     ------------    ------------
                                                                     (Unaudited)
                                ASSETS
Current Assets
  Cash                                                               $      8,918    $      4,464
  Receivables                                                                  --              --
                                                                     ------------    ------------
      Total current assets                                                  8,918           4,464


Leased Mineral Reserves, net (Note 2 & 5)                               5,208,524       5,208,524
Equipment, net (Note 6)                                                   144,178         166,273
Deposits                                                                   41,223          40,643
Prepaid consulting expense                                                  9,425          27,000
Other receivables, net (Note 7)                                                --              --
DIP Cash, Restricted (Note 15)                                                600           1,166
DIP Receivables, Restricted (Note 15)                                          --              --
                                                                     ------------    ------------

         TOTAL ASSETS                                                $  5,412,868    $  5,448,070
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,830,554    $  2,735,718
  Loans payable (Note 9)                                                3,062,035       2,937,716
  Bank loans (Note 9)                                                   1,017,525       1,017,525
  Related party loans (Note 9)                                            666,486         672,289
                                                                     ------------    ------------

         TOTAL CURRENT LIABILITIES                                      7,576,600       7,363,248

Other Liabilities
  Derivative Liability (Note 8)                                         1,960,749       2,841,203
  Unearned revenues (Note 8)                                                   --              --
  DIP Financing (Note 9)                                                  370,733         335,764
                                                                     ------------    ------------


         TOTAL LIABILITIES                                              9,908,082      10,540,215

Commitments and Contingencies (Note 16)

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 398,288 shares                          398             448
    SERIES B - issued and outstanding 48,284 shares                            48              48
    SERIES C - issued and outstanding 260,000 shares                          260             260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 194,867,219 shares                             194,871          46,796

  Equity held in escrow (Note 12)                                        (587,500)       (587,500)

  Equity allowance (Note 12)                                                              (29,326)

  Paid-in capital                                                      52,359,997      51,981,253
  Accumulated Deficit                                                 (56,463,288)    (56,504,124)
                                                                     ------------    ------------

Total Stockholders' Equity                                             (4,495,214)     (5,092,145)
                                                                     ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  5,412,868    $  5,448,070
                                                                     ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2008 and 2007
                                   (Unaudited)

                                                                         2008            2007
                                                                     ------------    ------------
Revenue:
   Coal revenues                                                     $         --    $         --
                                                                     ------------    ------------

          Total Revenues                                                       --              --
                                                                     ------------    ------------
Expenses:
   Production costs                                                            --              --
   Selling, general and administrative                                    502,880       1,461,993
   Depreciation and Amortization                                           25,707          21,345
                                                                     ------------    ------------

          Total Operating Expenses                                        528,587       1,483,338
                                                                     ------------    ------------

Loss from Operations                                                     (528,587)     (1,483,338)

Other Income (Expense):
   Interest                                                               (87,976)        (84,839)
   Gain (Loss) on Derivatives                                             880,454        (116,497)
   Beneficial conversion expense                                         (223,054)       (292,500)
                                                                     ------------    ------------

Income loss before income taxes                                            40,837      (1,977,174)
                                                                     ------------    ------------

Provision for Income taxes                                                     --              --
                                                                     ------------    ------------

Net lncome (loss)                                                    $     40,837    $ (1,977,174)
                                                                     ============    ============

Basic income (loss) per common share                                 $       0.00    $      (0.28)
                                                                     ============    ============

Diluted income (loss) per common share                               $       0.00    $      (0.28)
                                                                     ============    ============

Weighted average common shares outstanding                             88,362,237       7,080,473
                                                                     ============    ============

Weighted average diluted shares outstanding                           824,657,317       7,080,473
                                                                     ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2008 and 2007
                                   (Unaudited)


                                                                         2008            2007
                                                                     ------------    ------------
Operating Activities
--------------------
   Net lncome (loss)                                                 $     40,837    $ (1,977,174)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
   Depreciation and amortization                                           25,707          21,345
   Deferred Consulting amortization                                            --          34,050
   Stock issued for interest                                                   --          82,504
   Stock issued for services                                              202,900         227,171
   Preferred C Stock Issued                                                    --         292,500
   Warrants issuances and conversions                                     351,090       1,002,193
   Changes in operating assets and liabilities:
   Loss (gain) on derivatives                                            (880,454)        116,497
   (Increase) decrease in prepaid expenses                                 17,576         (17,400)
   Increase (decrease) in DIP payables                                     34,969              --
   Increase (decrease) in accounts payable and accrued expenses            94,836          21,005
                                                                     ------------    ------------
   Net cash used by operating activities                                 (112,539)       (197,309)

Investing Activities
--------------------
   Equipment purchased                                                      3,613              --
   Security deposits                                                          580              --
                                                                     ------------    ------------
   Net cash used by investing activities                                    4,193              --

Financing Activities
--------------------
   Repayments                                                             (11,700)        (20,583)
   Borrowings                                                             124,500         244,300
                                                                     ------------    ------------
   Net cash provided by financing activities                              112,800         223,717
                                                                     ------------    ------------

   Increase (decrease) in cash                                              4,454          26,408
   Cash at beginning of period                                              4,464              52
                                                                     ------------    ------------
   Cash at end of period                                             $      8,918    $     26,460
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
   Interest                                                          $      1,689    $         --
                                                                     ============    ============

  Stock issued during year for:
   Services                                                          $    202,900    $    227,171
                                                                     ============    ============
   Stock Compensation                                                                      82,504
                                                                     ============    ============
   Series C Preferred Stock for officer indemnification                        --         260,000
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         Asset Impairment

         If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed under the guidance of SFAS 144, pursuant to SEC Industry Guide 7. If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

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

         There were 250,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of March 31, 2008, 75,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2008, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007. The Company had no securities available-for-sale at March 31, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,169,899 and $5,530,115 for the years ended December 31, 2007 and 2006 and had a working capital deficit of $7,358,784 at December 31, 2007. For the three months ended March 31, 2008, the Company had a net operating loss of $839,617. The working capital deficit as of March 31, 2008 was $7,567,682. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

         As of March 31, 2008, Gwenco owed approximately $242,925 in lease payments in addition to the reduced judgment amount of $229,130.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At March 31, 2008 and December 31, 2007, the leased mineral
reserves, valued at $5,208,524, consisted of the following:    Proven Reserves
         Seams                                                       Tons
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
                                                                ============

         The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Pursuant to SFAS 144, management has reviewed the recoverable value of the Company's mineral reserves and has determined that no impairment loss has occurred. As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

NOTE 6 - EQUIPMENT

Equipment consisted of the following:             March 31,     December 31,
                                                    2008            2007
                                                ------------    ------------

         Mining equipment (a)                   $    869,965         866,353
                                                ----------------------------

         Less accumulated depreciation              (369,967)       (344,260)

         Less allowance for Impairment (b)          (355,820)       (355,820)
                                                ----------------------------

         Equipment - net                        $    144,178         166,273
                                                ============================


         All of the equipment currently in use by the Company is owned by the Company's wholly-owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 bankruptcy proceedings.

         (a) The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period. In both cases, the straight-line method is used. Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery, which can reflect a fluctuation in the asset valuation.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of March 31, 2008, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the
         following:                               March 31,     December 31,
                                                    2008            2007
                                                ------------    ------------
         D&D Contracting, Inc.(a)               $    678,349         678,349

         Braxton Coal (b)                             57,109          57,109

         Less allowance                             (735,458)       (735,458)
                                                ----------------------------

         Other Receivables - net                $         --
                                                ============================

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of March 31, 2008, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of March 31, 2008, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist
         of the following:                        March 31,     December 31,
                                                    2008            2007
                                                ------------    ------------
         Accounts payable                       $    301,654         294,604
         Accrued royalties
          payable-operating (a)                      242,925         235,925
         Accrued bank claim (b)                      650,000         650,000
         Accrued taxes                                87,315          87,315
         Accrued interest                            690,075         609,289
         Accrued expenses (c)                        858,585         858,585
                                                ----------------------------
                                                   2,830,554       2,735,718

         Derivative Liability (d)                  1,960,749       2,841,203
         Unearned Revenues (e)                            --

                                                $  4,791,303       5,576,921
                                                ============================

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were later released on August 10, 2007 to complete the settlement. As of March 31, 2008, Gwenco recorded approximately $242,925 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco as notes payable.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, estimates for the resolution of a claim against a defunct subsidiary have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of March 31, 2008, no resolution has been determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (c) The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company's common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company. In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock. See Note 11. Upon default by the Company, the lender foreclosed on the officer's pledged shares. In addition, during the period ended December 31, 2004, the Company had recorded accrued expenses of $468,585 from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. as acquisition for mining expenses recorded on their books and records. The Company continues to carry these balances until further validity can be determined.

         (d) The Company has issued convertible notes at a discounted rate relative to the market price of the underlying common stock, as well as warrants. The Company has accrued additional derivative liability allowances based on the market price volatility of the common stock using the Black-Scholes method under the accounting guidance of FASB 133. The valuations are adjusted each quarter to present a fair representation of the liability until the underlying note or warrant has matured, expired, or has been exercised, cancelled, or satisfied. The Company's operating losses are increased or decreased relative to the derivative liability allowance. These adjusted valuations also remain relative to the future capitalization costs that would incur from exercise of the warrant issuances or settlement of existing debt through conversion.

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the three months ended March 31, 2008, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:                           March 31,     December 31,
                                                                    2008            2007
                                                                ------------    ------------
QUEST MINERALS & MINING CORP.
   0% Notes payable (a).                                        $    202,864         202,864
   12% Notes payable to Gross Foundation (b).                          5,899          32,399
   15% Notes payable to Gross Foundation (c).                         70,822              --
   7% Notes payable to GP, PTF, FM (d).                                   --              --
   7% Notes payable to Investors (e).                                 50,000          50,000
   7% Notes payable to Greenwood Partners (f).                            --              --
   7% Notes payable to First Mirage (f).                              35,950          50,000
   7% Notes payable to Professional Traders Fund (g).                 73,248         100,000
   8% Notes payable to Cornway Co (h).                                    --              --
   8% Notes payable to Interstellar Holdings. (h).                   535,000         535,000
   5% Advances from Interstellar Holdings (i).                     1,031,849       1,010,049
   0% Notes payable (j).                                             316,684         217,684
   6% Notes payable to Westor Capital Group (k).                     100,000         100,000
   8% Notes payable to Kaila (l).                                    300,000         300,000
   10% Notes payable to IMR (m).                                      10,000          10,000

QUEST ENERGY, LTD.
   8% Summary Judgment payable to BH&P (n).                           35,000          35,000

GWENCO, INC.: (Bank Loans)
   12% Judgment to Duke Energy Merchants (o).                        726,964         726,964
    9% Assigned Judgment to Interstellar Holdings (p).                    --              --
   12.75% Assigned Judgment to Interstellar Holdings (p).             65,589          65,589
   9.5% Note payable to First Sentry Bank (q)                        262,402         262,402
   6% Note payable to United National Bank (q)                        28,159          28,159
   0% Default Judgment to Third-Party (r)                            229,130         229,130
   17% DIP Financing - Interstellar Holdings (s)                     370,733         335,764

GWENCO, INC.: (Related-Party Loans)
   5.26% Notes payable to Scott Whitson (t).                         666,486         672,289
                                                                ----------------------------
                                                                   5,116,779       4,963,294
   Less current portion                                            5,116,779       4,963,294
                                                                ----------------------------
Long-Term Debt:                                                 $         --
                                                                ============================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         (b) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $4.00 per share. As additional compensation to the lender, the Company issued 7,500 common stock warrants at $60.00. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 50,000 shares of common stock at $4.00 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender makes periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of March 31, 2008, the amended note was in default.

         (c) On March 11, 2008, the Company signed a 15% per annum promissory note with a third party lender for $75,000 due on March 10, 2009. The note is convertible at the option of the holder at a conversion price of 50% of the average of the three lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one
                  (1) share of common stock at an exercise price of $20.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions to pay down the remaining principal on the notes. As of the three months ended March 31, 2008, only a partial amount of accrued interest remains. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2008, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of March 31, 2008, the remaining notes are in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $2.00 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 150,000 shares of the Company's common stock, under which the holders exchanged the note and the 150,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.20 per share or (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of March 31, 2008, the obligation was in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000. The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure. During the three months ended March 31, 2008, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company receives cash advances from unrelated third party investors. Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 83,693 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. As of March 31, 2008, the remaining note was in default, and the Company is in the process of re-negotiating the note with the holder.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         (m) On May 1, 2007, the Company entered into a settlement and release agreement with a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000. The note is due on May 1, 2008, with an annual interest rate of ten percent (10%). The note is convertible into the Company's common shares at a fixed rate of $0.16 per share. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (n) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of March 31, 2008, the Company remains in default.

         (o) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of March 31, 2008, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 16.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (p) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a commercial installment note and a commercial time note, both of which were in default. The notes were secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. In 2005, the Company entered into an agreed judgment in with the lender, National City Bank of Kentucky, with respect to the defaulted notes. National City Bank obtained a judgment lien against the Company and its assets. On July 19, 2006, National City Bank sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit, all of which are based on the notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice. In connection therewith, the Company granted the investor a royalty on fifty percent of the Company's gross profits generated from coal mining at the Company's leased mine. Also in connection therewith, the Company entered into a judgment conversion agreement where the investor shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding amounts due under the judgments into the Company's common shares at the rate of $0.001 per share. The investor shall not be entitled to convert any portion of the judgment if such conversion would result in beneficial ownership by the investor of more than 4.99% of the outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (q) On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco. The notes are in default.

         (r) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. On July 17, 2007, the Bankruptcy Court approved the settlement agreement. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, the escrowed funds were transferred to complete the settlement. As of the three months ended March 31, 2008, the Company continues to negotiate the remaining balance of the judgment with its former owners.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 9 - NOTES PAYABLE (Continued)

         (s) On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.

         (t) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

                  On March 31, 2008, the Company had 975,000,000 common shares authorized, of which 194,867,219 shares were issued and outstanding. As of March 31, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 780,132,781 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         As of March 31, 2008, 55,045 shares have been converted.

         On March 31, 2008, the Company had 975,000,000 common shares authorized, of which 194,867,219 shares were issued and outstanding. As of March 31, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes and Series A Preferred Stock exceeded 780,132,781 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         During the three months ended March 31, 2007, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 14,300,000 shares of common stock at a conversion price averaging approximately $0.0028 per share. In the aggregate, these issuances reduced the debt by $40,802 in principal, and the Company expensed an additional $20,698 due to the difference in market value at the time of the respective issuances.

         During the three months ended March 31, 2008, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 9,373,515 shares of common stock at a conversion price averaging approximately $0.0035 per share. In the aggregate, these issuances reduced the debt by $26,500 in principal and $4,981 in accrued interest, and the Company expensed an additional $28,569 due to the difference in market value at the time of the respective issuances.

         During the three months ended March 31, 2008, the Holder of a 12% Promissory Note effectuated a partial conversion of 2,094,707 shares of common stock at a conversion price of $0.002 per share. In the aggregate, the issuance reduced the debt by $4,177 in principal and $12 in accrued interest, and the Company expensed an additional $4,399 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 12 - COMMON STOCK (Continued)

         During the three months ended March 31, 2008, holders of the Company's Series A Preferred Stock converted an aggregate of 49,579 shares into 81,300,000 shares of common stock, at a conversion price averaging $0.00195 per share. The Company expensed an additional $223,054 due to the difference in market value at the time of issuance.

         In the three months ended March 31, 2008, the Company issued an aggregate of 43,100,000 shares of common stock to various consultants. Expense of $202,900 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.004 to $0.006 per share.

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

         On March 31, 2008, the Company had 975,000,000 common shares authorized, of which 194,867,219 shares were issued and outstanding. As of March 31, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes and preferred series A stock exceeded 780,132,781 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 13 - STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances Outstanding consist of the following:                                          March 31,
                                                                                                                   2008
                                                                                                 Exercise      ------------
                                                                                  Warrants         Price         Valuation
                                                                               ------------    ------------    ------------
December 17, 2004 issuance of 15,000 warrants; expiration 2009 (a).                  15,000           60.00               0

December 21, 2004 issuance of 5,000 warrants; expiration 2009 (b).                    5,000           60.00               0

March 4, 2005 issuance of 18,750 series A warrants; expiration 2010 (c).             18,750           20.00               0

March 4, 2005 issuance of 18,750 series B warrants; expiration 2010 (c).             18,750           40.00               0

April 5, 2006 issuance of 29,677 warrants; expiration 2009 (d).                      29,677            8.40               0

May 18, 2006 issuance of 75,000 options; expiration 2011 (e).                        75,000            2.00         143,054
                                                                               ------------                    ------------

                                                             TOTALS:                162,177                    $    143,054
                                                                               ============                    ============



                                                                                                  Avg.
                                                                                 Warrants      Ex. Price ($)    Valuation
                                                                               ------------    ------------    ------------
Total Options / Warrants outstanding as of December 31, 2007                        162,177    $      16.80         143,055
---------------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                                 0               0               0

Options / Warrants Expired / Cancelled                                                   (0)             (0)             (0)

Options / Warrants Exercised                                                             (0)             (0)             (0)

Derivative Valuation Adjustment                                                                                          (1)
---------------------------------------------------------------------------------------------------------------------------

Total Options / Warrants outstanding as of March 31, 2008                           162,177    $      16.80         143,054
                                                                               ============================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)

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

         (d) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 29,677 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. As of the three months ended March 31, 2008, the notes were in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         On March 31, 2008, the Company had 975,000,000 common shares authorized, of which 194,867,219 shares were issued and outstanding. As of March 31, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes and Series A Preferred Stock exceeded 780,132,781 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 14 - STOCK COMPENSATION PLAN

         Since January 1, 2004, the board of directors of the Company has adopted a total of seven (7) Stock Incentive Plans, which have ultimately allowed for the issuance of up to 247,000,000 shares of the Company's Common Stock to officers, employees, directors, consultants, and advisors. In each instance, the board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of the stipulated shares under each Plan. Additionally, under the guidelines stated in each plan, the number of shares available for issuance or reservation does not adjust in the event of a forward or reverse stock split.

         On August 17, 2007, the Company effectuated a 1 to 4 reverse stock. On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split.

         Please note that, pursuant to the terms of each plan, the board of directors has full authority to interpret the plan, and that interpretation is final, conclusive, and binding upon all parties.

         As an example, if you look at the 2004 plan, it originally authorized 17,500,000 shares. Then, in 2004, it granted stock awards for 17,500,000 pre-split shares. In 2007, there were the 4-1 and 10-1 reverse splits. When the 4-1 split occurred, the number of stock award shares reversed from 17,500,000 to 4,375,000 shares (i.e. 1 new share for every 4 shares originally granted). However, the plan specifically provides that the number of shares authorized does not adjust in the event of a reverse split, so the authorized stayed at 17,500,000. The same occurred when the 10-1 split occurred, so that the number of stock award shares reversed from 4,375,000 to 437,500 shares. Again, the plan stayed at 17,500,000 shares.

         All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007. As of March 31, 2008, the following schedule shows the remaining shares available for issuance under each plan:


         ------------------------------------------ ------------------- ------------------ ------------------
         Plan                                           Authorized          Granted /          Balance
                                                                            Reserved          Available
         ------------------------------------------ ------------------- ------------------ ------------------
         2004 Stock Compensation Plan                   17,500,000            437,500         17,062,500
         ------------------------------------------ ------------------- ------------------ ------------------
         2005 Stock Incentive Plan                       7,000,000            174,375          6,825,625
         ------------------------------------------ ------------------- ------------------ ------------------
         2005 Stock Incentive Plan No. 2                 2,000,000             50,000          1,950,000
         ------------------------------------------ ------------------- ------------------ ------------------
         2006 Stock Incentive Plan                      23,000,000            541,095         22,458,905
         ------------------------------------------ ------------------- ------------------ ------------------
         2006 Stock Incentive Plan No. 2                30,000,000            734,000         29,266,000
         ------------------------------------------ ------------------- ------------------ ------------------
         2007 Stock Incentive Plan                      70,000,000          6,867,500         63,132,500
         ------------------------------------------ ------------------- ------------------ ------------------
         2007 Stock Incentive Plan No. 2                97,500,000         86,045,000         11,455,000
         ------------------------------------------ ------------------- ------------------ ------------------


                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of March 31, 2008, no outcome has been determined.

         [In light of these occurrences and due in part to the apparent participation of its former Chief Financial Officer in this scheme, the Company determined that the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(f) have not been effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The Company is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.]

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         The Company has not filed corporate federal, and state and local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability and the penalties owed are minimal.

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of March 31, 2008, the Company remains in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


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

         As of December 31, 2007, the legal counsel managing the bankruptcy proceedings has accrued an additional $35,000 in fees from their initial $20,000 retainer; and is waiting on approval from the court to be paid. Although, continuing legal costs are accruing, the counsel has yet to invoice the company for its services as of the three months ending March 31, 2008.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         As of March 31, 2008, Gwenco had assets of $5,412,868, which included all of the mineral rights of the Company valued at $5,208,524 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $5,301,322. Of these liabilities, $2,840,606 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at March 31, 2008. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at March 31, 2008, which includes Gwenco, Inc. and the Company and its other subsidiaries:

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


                         QUEST MINERALS & MINING CORP.

                             COMBINED BALANCE SHEET
                                 MARCH 31, 2008
                                                                    QUEST &SUB        GWENCO        ADJUSTMENTS      COMBINED
                                                                   ------------    ------------    ------------    ------------
                                     ASSETS
Current Assets
   Cash                                                                   8,918              --    $               $      8,918
                                                                   ------------    ------------    ------------    ------------
      Total current assets                                                8,918              --                           8,918

Leased Mineral Reserves, net (Note 2 & 5)                                    --       5,208,524                       5,208,524
Equipment, net (Note 6)                                                      --         144,178                         144,178
Deposits                                                                     --          41,223                          41,223
Prepaid consulting Expense                                                9,425              --                           9,425
Intercompany,net                                                             --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                        600                             600
DIP Receivable, restricted                                                   --              --              --              --
                                                                   ------------    ------------    ------------    ------------

      TOTAL ASSETS                                                 $     18,343    $  5,394,525    $         --    $  5,412,868
                                                                   ============    ============    ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                   $  1,987,225    $    843,329    $               $  2,830,554
  Loans payable (Note 9)                                              2,832,905         229,130                       3,062,035
  Bank loans (Note 9)                                                        --       1,017,524                       1,017,524
  Related party loans (Note 9)                                          666,486              --              --         666,486
                                                                   ------------    ------------    ------------    ------------

      TOTAL CURRENT LIABILITIES                                       5,486,616       2,089,983                       7,576,599

Other Liabilities
  Intercompany                                                               --       2,840,606      (2,840,606)             --
  Derivative Liability (Note 8)                                       1,960,749                                       1,960,749
  Unearned revenues (Note 8)                                                 --                                              --
  DIP Financeing (Note 9)                                                    --         370,733              --         370,733
                                                                   ------------    ------------    ------------    ------------

      TOTAL LIABILITIES                                               7,447,365       5,301,322      (2,840,606)      9,908,081

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 398,288 shares                        398              --                             398
    SERIES B - issued and outstanding 48,284 shares                          (0)             48                              48
    SERIES C - issued and outstanding 260,000 shares                        260              --                             260

Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 732,704,185 shares                           194,871           4,500          (4,500)        194,871

Equity held in escrow (Note 12)                                        (587,500)             --                        (587,500)

Paid-in capital (Note 14)                                            49,802,948       2,557,049                      52,359,997
Accumulated Deficit                                                 (56,839,999)     (2,468,395)      2,845,106     (56,463,288)
                                                                   ------------    ------------    ------------    ------------

Total Stockholders' Equity                                           (7,429,022)         93,203       2,840,606      (4,495,214)
                                                                   ------------    ------------    ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     18,343    $  5,394,525    $         --    $  5,412,868
                                                                   ============    ============    ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts and disclosures at and for the Three Months Ended
                     March 31, 2008 and 2007 are Unaudited)


NOTE 17 - SUBSEQUENT EVENTS

         On April 1, 2008, the Company defaulted on a $300,000 convertible promissory note. The defaulted note was issued on April 1, 2006, where the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note was due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of
         (a) $0.20 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with Quest's financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of Quest's Annual Report on Form 10-KSB, as amended, for a description of these risks and uncertainties.

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

Fiscal 2007 and First Quarter 2008 Developments

         Logan & Kanawha Purchase Order. In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million on coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company.

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. The company completed all rehabilitation the week of July 30, 2007. In January 2008, Quest retained White Star Mining to conduct all mining operations at Pond Creek. White Star retained all necessary permits to being mining operations in February 2008, and Quest expects to resume mining operations in the second or third fiscal quarter of 2008.

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

         On December 19, 2007, the Company amended the terms of the Series A Preferred Stock to provide for a reduced conversion price set forth as such that
(1) each share of Series A Preferred Stock shall be convertible at any time into a shares of common stock, par value, $.001 per share of the Company as determined by multiplying each share of Series A Preferred Stock by a fraction, the numerator of which is $3.00 and the denominator of which is equal to the greater of (i) $0.001 or (ii) 40% of closing price per share of common stock. A holder of Series A Preferred Stock may not convert shares of the Series A Preferred Stock to the extent that such conversion would result in the Holder, together with any affiliate thereof, beneficially owning, pursuant to Section 13(d) of the Securities Exchange of 1934, in excess of 4.999% of the then issued and outstanding common stock of the Company. The provisions of this section may be waived by a holder upon not less than 61 days prior notice to the Company.

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

Fair Value

         Quest's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at March 31, 2008.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain unaudited selected financial data:

                                                  Three Months Ended
                                                     March 31,
                                            ----------------------------
                                                2008            2007
                                            ------------    ------------
Revenues                                    $         --    $         --
Production costs                                      --              --
Selling, general and administrative              502,880       1,461,993
Stock Compensation                                    --         286,108
Depreciation and amortization                     25,707          21,345
                                            ------------    ------------

Operating (loss)                                (528,587)     (1,483,338)
                                            ------------    ------------

Comparison of the three months ended March 31, 2008 and 2007

         Net sales. Quest had no revenues during the three months ended March 31, 2008, as compared to $0 for the three months ended March 31, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we expect to resume mining operations in the second fiscal quarter of 2008.

         Production costs. Quest incurred no production costs during the three months ended March 31, 2008, as compared to $0 for the three months ended March 31, 2007. Quest had no production costs due to its lack of mining operations during the period.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $502,880 for the period ended March 31, 2008, from $1,461,993 for the three months ended March 31, 2007. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock, resulting in approximate $351,090 associated with debt conversions. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $202,900.

         Interest. Interest expense slightly increased to $87,976 for the three months ended March 31, 2008, from $84,839 for the three months ended March 31, 2007. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The slight increase in interest expense results from additional borrowings, which was offset by the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock and reduced interest rates on refinanced debts.

         Depreciation and amortization. Depreciation expense increased to $25,707 for the three months ended March 31, 2008, from $21,345 for the three months ended March 31, 2007. Quest's depreciation expense increased primarily as a result of putting additional equipment into service in the 2007 fiscal year.

         Beneficial conversion expense. Quest incurred beneficial conversion expense of $223,054 for the three months ended March 31, 2008, as opposed to $292,500 for the three months ended March 31, 2007. The expense in the first quarter of 2008 results from the issuance of convertible debt, whereas the expense in the first quarter of 2007 resulted from the issuance of shares of Series C Preferred Stock.

         Operating loss. Quest incurred an operating loss of $528,587 for the three months ended March 31, 2008, compared to an operating loss of $1,483,338 for the three months ended March 31, 2007. It had lower operating losses in the first quarter of 2008 as compared to the first quarter of 2007 primarily from significantly decreased selling, general, and administrative expenses.

Liquidity and Capital Resources

         Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Its working capital deficit at March 31, 2008 was $7,567,682. It had cash of $8,918 as of March 31, 2008.

         Quest used $112,539 of net cash in operating activities for the three months ended March 31, 2008, compared to using $197,309 in the three months ended March 31, 2007. Cash used in operating activities for the three months ended March 31, 2008 was mainly due to a gain on derivatives of $880,454, which offset our operating losses. This was offset by non-cash expenses of $25,707 in depreciation and amortization, $202,900 of stock issued for services, $351,090 for warrant issuances and conversions expenses, $17,576 of decrease in prepaid expenses, $34,969 for increase in DIP payables, and an increase of accounts payable and accrued expenses of $94,836.

         Net cash flows used by investing activities was $4,193 for the three months ended March 31, 2008, resulting from the purchase of equipment and providing a security deposit and offset by mine development, as compared to $0 of net cash flows used by investing activities for the comparable period in 2007.

         Net cash flows provided by financing activities were $112,800 for the three months ended March 31, 2008, compared to net cash flows provided by financing activities of $223,717 for the three months ended March 31, 2007. This increase in net cash provided by financing activities is due to Quest's borrowings of $124,500, offset by repayment of $11,700 of debt.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

         At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be "material weaknesses." The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

         These conditions constitute deficiencies in both the design and operation of entity-level controls. As a result of these deficiencies, our original Quarterly Report on Form 10-Q did not contain all material information which is required to be disclosed. In addition, we have restated our financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim financial statements for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006.

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

ITEM 2 - CHANGES IN SECURITIES

(a) During the quarter ended March 31, 2008, Quest issued an aggregate of 25,768,229 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $76,562. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended March 31, 2008, Quest issued an aggregate of 81,300,000 shares of common stock upon conversion of 49,580 shares of its series A preferred stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(b)      None.

(c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)      None.

(b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item                                                                Method of
No.       Description                                                Filing
----      ----------------------------------------------------   ---------------
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


                                       QUEST MINERALS & MINING CORP.


June 23, 2008                          /s/ EUGENE CHIARAMONTE, JR.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)