Form 10-Q
period 2008-06-30
Quest Minerals & Mining Corp
filed 2008-08-19
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2008

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

Large accelerated filer  [ ]                              Accelerated filer [ ]
Non-accelerated filer    [ ]                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2008, 922,003,367 shares of our common stock were outstanding.

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


                         QUEST MINERALS & MINING CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                        June 30,       December 31,
                                                                          2008             2007
                                                                      ------------     ------------
                                                                      (Unaudited)
                                     ASSETS
Current Assets
  Cash                                                                $     19,207     $      4,464
  Receivables                                                                   --               --
                                                                      ------------     ------------
      Total current assets                                                  19,207            4,464

Leased Mineral Reserves, net (Note 2 & 5)                                5,208,073        5,208,524
Equipment, net (Note 6)                                                    118,111          166,273
Deposits                                                                    41,742           40,643
Prepaid consulting expense                                                      --           27,000
Other receivables, net (Note 7)                                                 --               --
DIP Cash, Restricted (Note 15)                                                 525            1,166
DIP Receivables, Restricted (Note 15)                                           --               --
                                                                      ------------     ------------

        TOTAL ASSETS                                                  $  5,387,658     $  5,448,070
                                                                      ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Commitments and Contingencies (Note 15)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                      $  3,010,916     $  2,735,718
  Loans payable, net of discount (Note 9)                                3,002,849        2,937,716
  Bank loans (Note 9)                                                    1,017,525        1,017,525
  Related party loans (Note 9)                                             658,024          672,289
                                                                      ------------     ------------

        TOTAL CURRENT LIABILITIES                                        7,689,314        7,363,248

Other Liabilities
  Derivative Liability (Note 8)                                            873,687        2,841,203
  Unearned revenues (Note 8)                                                    --               --
  DIP Financing (Note 9)                                                   524,586          335,764
                                                                      ------------     ------------

        TOTAL LIABILITIES                                                9,087,587       10,540,215

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 193,636 shares                           194              448
    SERIES B - issued and outstanding 48,284 shares                             48               48
    SERIES C - issued and outstanding 260,000 shares                           260              260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 745,163,999 shares                              745,167           46,796

  Equity held in escrow (Note 12)                                         (587,500)        (587,500)

  Equity allowance (Note 12)                                                                (29,326)

  Paid-in capital                                                       57,735,084       51,981,253
  Accumulated Deficit                                                  (61,593,182)     (56,504,124)
                                                                      ------------     ------------

Total Stockholders' Equity                                              (3,699,929)      (5,092,145)
                                                                      ------------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,387,658     $  5,448,070
                                                                      ============     ============

                       See Notes to Financial Statements.


                         QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                        For the three months ended          For the six months ended
                                                                June 30,                            June 30,
                                                     -------------------------------     -------------------------------
                                                          2008              2007              2008              2007
                                                     -------------     -------------     -------------     -------------
Revenue:
   Coal revenues                                     $      59,087     $      55,877     $      59,087     $      55,877
                                                     -------------     -------------     -------------     -------------

          Total Revenues                                    59,087            55,877            59,087            55,877
                                                     -------------     -------------     -------------     -------------
Expenses:
   Production costs                                         27,771           406,803            27,771           406,803
   Selling, general and administrative                     519,864         1,241,165         1,022,744         2,703,158
   Interest                                                 64,901           132,360           152,877           217,199
   Depreciation and Amortization                            26,518            22,140            52,225            43,485
   Beneficial conversion expense                         3,300,201                --         3,523,255           292,500
                                                     -------------     -------------     -------------     -------------

          Total Operating Expenses                       3,939,255         1,802,468         4,778,872         3,663,145
                                                     -------------     -------------     -------------     -------------

Loss from Operations                                    (3,880,168)       (1,746,591)       (4,719,785)       (3,607,268)

Other Income (Expense):
   Gain (Loss) on settlement costs                      (2,336,789)                         (2,336,789)
   Gain (Loss) on Derivatives                            1,087,062           268,931         1,967,516           152,434
                                                     -------------     -------------     -------------     -------------

Income loss before income taxes                         (5,129,895)       (1,477,660)       (5,089,058)       (3,454,834)
                                                     -------------     -------------     -------------     -------------

Provision for Income taxes                                      --                --                --                --
                                                     -------------     -------------     -------------     -------------

Net lncome (loss)                                    $  (5,129,895)    $  (1,477,660)    $  (5,089,058)    $  (3,454,834)
                                                     =============     =============     =============     =============

Basic income (loss) per common share                 $     (0.0134)    $     (0.0992)    $     (0.0216)    $     (0.3138)
                                                     =============     =============     =============     =============

Weighted average common shares outstanding             383,175,413        14,892,700       235,997,223        11,009,558
                                                     =============     =============     =============     =============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                              2008             2007
                                                                          ------------     ------------
Operating Activities
--------------------
   Net lncome (loss)                                                      $ (5,089,057)    $ (3,454,834)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
   Depreciation and amortization                                                52,225           43,485
   Deferred Consulting amortization                                                 --           42,750
   Stock issued for interest                                                        --           88,192
   Stock issued for services                                                   286,500          227,171
   Preferred C Stock Issued                                                         --          292,500
   Warrants issuances and preferred A conversions                            3,405,398        2,136,787
   Loss on debt conversion settlements                                       2,668,992               --
   Changes in operating assets and liabilities:
   Loss (gain) on derivatives                                               (1,967,516)        (152,434)
   (Increase) decrease in prepaid expenses                                      27,000          (17,400)
   Increase (decrease) in DIP payables                                         188,822               --
   Increase (decrease) in accounts payable and accrued expenses                284,622          250,605
                                                                          ------------     ------------
   Net cash used by operating activities                                      (143,014)        (543,178)

Investing Activities
--------------------
   Equipment purchased                                                          (3,613)          (1,802)
   Security deposits                                                            (1,099)              --
                                                                          ------------     ------------
   Net cash used by investing activities                                        (4,712)          (1,802)

Financing Activities
--------------------
   Repayments                                                                 (371,300)         (35,034)
   Borrowings                                                                  533,769          587,838
                                                                          ------------     ------------
   Net cash provided by financing activities                                   162,469          552,804
                                                                          ------------     ------------

   Increase (decrease) in cash                                                  14,743            7,824
   Cash at beginning of period                                                   4,464               52
                                                                          ------------     ------------
   Cash at end of period                                                  $     19,207     $      7,876
                                                                          ============     ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
     Interest                                                             $      3,225     $      4,053
                                                                          ============     ============
   Stock issued during year for:
     Services                                                             $    286,500     $    227,171
                                                                          ============     ============
     Stock Compensation                                                                              --
                                                                          ============     ============
     Interest                                                                       --           88,192
                                                                          ============     ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         There were 250,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of June 30, 2008, 75,000 options remain outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2008, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007. The Company had no securities available-for-sale at June 30, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Recently Adopted Accounting Principles

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115", which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

         The Company does not expect that the adoption of other recent accounting pronouncements to have any impact on its financial condition or results of operations.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,169,899 and $5,530,115 for the years ended December 31, 2007 and 2006 and had a working capital deficit of $7,358,784 at December 31, 2007. For the six months ended June 30, 2008, the Company had a net operating loss of $4,719,785. The working capital deficit as of June 30, 2008 was $7,670,107. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         As of June 30, 2008, Gwenco owed approximately $249,962 in lease payments in addition to the reduced judgment amount of $229,130.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At June 30, 2008 and December 31, 2007, the leased mineral reserves, valued at $5,208,073, consisted of the following:

                                                                 Proven Reserves
         Seams                                                        Tons
         -----                                                     ------------
         Winifrede                                                      214,650
         Taylor                                                       1,783,500
         Cedar Grove                                                  3,702,600
         Pond Creek                                                   4,091,893
                                                                   ------------
                    Total Reserves                                    9,792,643
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

NOTE 6 - EQUIPMENT

         Equipment consisted of the following:

                                                   June 30,       December 31,
                                                     2008            2007
                                                 ------------    ------------
         Mining equipment (a)                    $    869,965         866,353
                                                 -----------------------------
         Less accumulated depreciation               (396,034)       (344,260)

         Less allowance for Impairment (b)           (355,820)       (355,820)
                                                 -----------------------------

         Equipment - net                         $    118,111         166,273
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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of June 30, 2008, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                                   June 30,       December 31,
                                                     2008            2007
                                                 ------------    ------------
         D&D Contracting, Inc.(a)                $    678,349         678,349

         Braxton Coal (b)                              57,109          57,109

         Less allowance                              (735,458)       (735,458)
                                                 -----------------------------

         Other Receivables - net                 $         --
                                                 ============================

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of June 30, 2008, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of June 30, 2008, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                   June 30,       December 31,
                                                     2008            2007
                                                 ------------    ------------
         Accounts payable                        $    437,116         294,604
         Accrued royalties
          payable-operating (a)                       249,962         235,925
         Accrued bank claim (b)                       650,000         650,000
         Accrued taxes                                 87,315          87,315
         Accrued interest                             727,938         609,289
         Accrued expenses (c)                         858,585         858,585
                                                 -----------------------------
                                                    3,010,916       2,735,718

         Derivative Liability (d)                   2,508,207       2,841,203

         Unearned Revenues (e)                             --

                                                 $  5,519,123       5,576,921
                                                 ============================

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were later released on August 10, 2007 to complete the settlement. As of June 30, 2008, Gwenco recorded approximately $249,962 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco as notes payable.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, estimates for the resolution of a claim against a defunct subsidiary have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of June 30, 2008, no resolution has been determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         (e) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the six months ended June 30, 2008, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE

         Notes payable consist of the following:

                                                                        June 30,       December 31,
                                                                          2008             2007
                                                                      ------------     ------------
         QUEST MINERALS & MINING CORP.
            0% Notes payable (a).                                     $    202,864          202,864
            12% Notes payable to Gross Foundation (b).                          --           32,399
            15% Notes payable to Gross Foundation (c).                      59,822               --
            7% Notes payable to GP, PTF, FM (d).                                --               --
            7% Notes payable to Investors (e).                              50,000           50,000
            7% Notes payable to Greenwood Partners (f).                         --               --
            7% Notes payable to First Mirage (f).                               --           50,000
            7% Notes payable to Professional Traders Fund (g).               1,616          100,000
            8% Notes payable to Cornway Co (h).                                 --               --
            8% Notes payable to Interstellar Holdings. (h).                     --          535,000
            5% Advances from Interstellar Holdings (i).                  1,078,169        1,010,049
            0% Notes payable (j).                                          446,934          217,684
            7% Notes payable to Westor Capital Group (k).                  100,000          100,000
            8% Notes payable to Kaila (l).                                      --          300,000
            10% Notes payable to IMR (m).                                   10,000           10,000
            6% Notes payable to Interstellar Holdings. (n).                835,000               --

         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (o).                        35,000           35,000

         GWENCO, INC.: (Bank Loans)
            12% Judgment to Duke Energy Merchants (p).                     726,964          726,964
            9% Assigned Judgment to Interstellar Holdings (q).                  --               --
            12.75% Assigned Judgment to Interstellar Holdings (q).          38,677           65,589
            9.5% Note payable to First Sentry Bank (r)                     262,402          262,402
            6% Note payable to United National Bank (r)                     28,159           28,159
            0% Default Judgment to Third-Party (s)                         229,130          229,130
            17% DIP Financing - Interstellar Holdings (t)                  524,586          335,764

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (u).                      658,024          672,289
                                                                      -----------------------------
                                                                         5,287,348        4,963,294
            Less Accumulated Discount                                      (84,364)
            Less current portion                                        (5,202,984)      (4,963,294)
                                                                      -----------------------------

         Long-Term Debt:                                              $         --               --
                                                                      =============================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         (b) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $4.00 per share. As additional compensation to the lender, the Company issued 7,500 common stock warrants at $60.00. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 50,000 shares of common stock at $4.00 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender makes periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 19, 2008, the lender submitted a final conversion notice to satisfy the remaining principal and interest on the note.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one
                  (1) share of common stock at an exercise price of $20.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions to pay down the remaining principal on the notes. As of the six months ended June 30, 2008, only a partial amount of accrued interest remains. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2008, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of June 30, 2008, the remaining notes are in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3,750 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $20.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $3.00 per share; provided, that if the market price of the Company's common stock was less than $4.00 per share for ten consecutive trading days, the conversion price would reduced to $2.00 per share; provided, further, that if the market price of the Company's common stock was less than $2.00 per share for ten consecutive trading days, the conversion price would become the lesser of
                  (i) $2.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 24, 2008, on of the remaining lenders submitted a final conversion notice to satisfy their remaining principal and interest. As of the six months ended June 30, 2008, only a partial amount of accrued interest remains from the remaining lender.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 256,501 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $4.00 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $4.00 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of the six months ended June 30, 2008, the company was in default on the remaining balance of this obligation.

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $2.00 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 150,000 shares of the Company's common stock, under which the holders exchanged the note and the 150,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $0.20 per share or (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000. The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure. During the six months ended June 30, 2008, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company receives cash advances from unrelated third party investors. Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 83,693 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. On April 1, 2008, the Company entered into an agreement with the remaining note holder to exchange their expired note of $100,000; along with their existing warrants for a newly issued convertible note in the amount of $100,000. The new note carries an interest rate of seven percent (7%) and expires on March 31, 2009. The note is convertible into Quest common shares at a conversion price of seventy percent (70%) of the average per share market value during the three (3) trading days immediately preceding a conversion date.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (l) On April 1, 2006, the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note is due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $0.20 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.

         (m) On May 1, 2007, the Company entered into a settlement and release agreement with a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000. The note is due on May 1, 2008, with an annual interest rate of ten percent (10%). The note is convertible into the Company's common shares at a fixed rate of $0.16 per share. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of the six months ended June 30, 2008, the company was in default of this obligation.

         (n) On June 6, 2008, the Company issued a convertible secured promissory note in the principal amount of $835,000 as part of an exchange agreement to settle two prior debts already in default, which had been reassigned to another third party. The note is due on June 6, 2010, with an annual interest rate of six percent (6%), and is convertible into the Company's common shares at a conversion price of $.001 per share. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (o) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of June 30, 2008, the Company remains in default.

         (p) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. As of June 30, 2008, the balance remains outstanding. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 16.)

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (q) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a commercial installment note and a commercial time note, both of which were in default. The notes were secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. In 2005, the Company entered into an agreed judgment in with the lender, National City Bank of Kentucky, with respect to the defaulted notes. National City Bank obtained a judgment lien against the Company and its assets. On July 19, 2006, National City Bank sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit, all of which are based on the notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice. In connection therewith, the Company granted the investor a royalty on fifty percent of the Company's gross profits generated from coal mining at the Company's leased mine. Also in connection therewith, the Company entered into a judgment conversion agreement where the investor shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding amounts due under the judgments into the Company's common shares at the rate of $0.001 per share. The investor shall not be entitled to convert any portion of the judgment if such conversion would result in beneficial ownership by the investor of more than 4.99% of the outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (r) On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco. The notes are in default.

         (s) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. On July 17, 2007, the Bankruptcy Court approved the settlement agreement. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, the escrowed funds were transferred to complete the settlement. As of the three months ended March 31, 2008, the Company continues to negotiate the remaining balance of the judgment with its former owners.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (t) On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008. As of the six months ended June 30, 2008, advances have totaled $524, 586.

         (u) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.


         On June 30, 2008, the Company had 975,000,000 common shares authorized, of which 745,163,999 shares were issued and outstanding. As of June 30, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 229,836,001 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through June 30, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         As of June 30, 2008, 259,697 shares have been converted.

         On June 30, 2008, the Company had 975,000,000 common shares authorized, of which 745,163,999 shares were issued and outstanding. As of June 30, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 229,836,001 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         During the six months ended June 30, 2008, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 46,642,589 shares of common stock at a conversion price averaging approximately $0.0052 per share. In the aggregate, these issuances reduced the debt by $145,452 in principal and $17,861 in accrued interest, and the Company expensed an additional $1,316,630 due to the difference in market value at the time of the respective issuances.

         During the six months ended June 30, 2008, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 17,855,865 shares of common stock at a conversion price averaging approximately $0.0035 per share. In the aggregate, these issuances reduced the debt by $32,399 in principal and $8,042 in accrued interest, and the Company expensed an additional $57,920 due to the difference in market value at the time of the respective issuances.

         During the six months ended June 30, 2008, the Holder of a 15% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 13,585,127 shares of common stock at a conversion price averaging approximately $0.0015 per share. In the aggregate, the issuances reduced the debt by $15,177 in principal and $502 in accrued interest, and the Company expensed an additional $280,169 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 12 - COMMON STOCK (Continued)

         During the six months ended June 30, 2008, holders of the Company's Series A Preferred Stock converted an aggregate of 254,230 shares into 505,281,421 shares of common stock, at a conversion price averaging $0.00184 per share. The Company expensed an additional $3,405,399 due to the difference in market value at the time of issuance.

         In the six months ended June 30, 2008, the Company issued an aggregate of 86,100,000 shares of common stock to various consultants. Expense of $286,500 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.0014 to $0.007 per share.

         In the six months ended June 30, 2008, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 31,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $26,912 in principal and $4,088 in accrued interest, and the Company expensed an additional $682,000 due to the difference in market value at the time of the respective issuances.

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

         On June 30, 2008, the Company had 975,000,000 common shares authorized, of which 745,163,999 shares were issued and outstanding. As of June 30, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 229,836,001 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS

 Stock Option / Warrant Issuances Outstanding consist of the following:

                                                                                                                 March 31,
                                                                                                                   2008
                                                                                                Exercise       ------------
                                                                                 Warrants         Price          Valuation
                                                                               ------------    ------------    ------------
December 17, 2004 issuance of 15,000 warrants; expiration 2009 (a).                  15,000           60.00             230

December 21, 2004 issuance of 5,000 warrants; expiration 2009 (b).                    5,000           60.00              77

March 4, 2005 issuance of 18,750 series A warrants; expiration 2010 (c).             18,750           20.00             348

March 4, 2005 issuance of 18,750 series B warrants; expiration 2010                  18,750           40.00             331

April 5, 2006 issuance of 29,677 warrants; expiration 2009 (d).                       5,935            8.40             110

May 18, 2006 issuance of 75,000 options; expiration 2011 (e).                        75,000            2.00         143,054
                                                                               ------------                    ------------

                                                             TOTALS:                138,435                    $    144,150
                                                                               ============                    ============

                                                                                                   Avg.
                                                                                 Warrants      Ex. Price ($)     Valuation
                                                                               ------------    ------------    ------------
Total Options / Warrants outstanding as of December 31, 2007                        162,177    $      16.80         143,055
---------------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                                 0               0               0

Options / Warrants Expired / Cancelled                                              (23,742)             (0)             (0)

Options / Warrants Exercised                                                             (0)             (0)             (0)

Derivative Valuation Adjustment                                                                                       1,096
---------------------------------------------------------------------------------------------------------------------------
Total Options / Warrants outstanding as of March 31, 2008                           138,435    $      16.80         144,150
                                                                               ============================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (d) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $8.40 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4.20 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 29,677 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On April 1, 2008, the company entered into an agreement with one of the remaining lenders where one unit consisting of a $100,000 promissory note and 23,742 warrants was exchanged for a 7% convertible note due March 31, 2009. The existing warrants were subsequently cancelled upon issuance of this agreement.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         On June 30, 2008, the Company had 975,000,000 common shares authorized, of which 745,163,999 shares were issued and outstanding. As of June 30, 2008, the number of common shares of the Company that could be issued upon conversion of all outstanding convertible notes exceeded 229,836,001 common shares, leaving the Company with insufficient authorized common stock to honor all possible conversion requests.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007. As of June 30, 2008, the following schedule shows the remaining shares available for issuance under each plan:

         ------------------------------------------------------------------------------------------
                                                                          Granted/        Balance
         Plan                                           Authorized        Reserved       Available
         ------------------------------------------------------------------------------------------
         2004 Stock Compensation Plan                    17,500,000         437,500      17,062,500

         2005 Stock Incentive Plan                        7,000,000         174,375       6,825,625

         2005 Stock Incentive Plan No. 2                  2,000,000          50,000       1,950,000

         2006 Stock Incentive Plan                       23,000,000         541,095      22,458,905

         2006 Stock Incentive Plan No. 2                 30,000,000         734,000      29,266,000

         2007 Stock Incentive Plan                       70,000,000       6,867,500      63,132,500

         2007 Stock Incentive Plan No. 2                 97,500,000      86,045,000      11,455,000

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of June 30, 2008, no outcome has been determined.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of June 30, 2008, the Company remains in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

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

         As of December 31, 2007, the legal counsel managing the bankruptcy proceedings has accrued an additional $35,000 in fees from their initial $20,000 retainer; and is waiting on approval from the court to be paid. Although, continuing legal costs are accruing, the counsel has yet to invoice the company for its services as of the six months ending June 30, 2008.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         As of June 30, 2008, Gwenco had assets of $5,368,451, which included all of the mineral rights of the Company valued at $5,208,073 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $5,674,951. Of these liabilities, $2,987,682 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at June 30, 2008. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at June 30, 2008, which includes Gwenco, Inc. and the Company and its other subsidiaries:

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

                          QUEST MINERALS & MINING CORP.
                             COMBINED BALANCE SHEET
                                  JUNE 30, 2008

                                                                     QUEST &SUB         GWENCO        ADJUSTMENTS        COMBINED
                                                                    ------------     ------------     ------------     ------------
                                     ASSETS
Current Assets
   Cash                                                                   19,207               --     $                $     19,207
                                                                    ------------     ------------     ------------     ------------
      Total current assets                                                19,207               --                            19,207


Leased Mineral Reserves, net (Note 2 & 5)                                     --        5,208,073                         5,208,073
Equipment, net (Note 6)                                                       --          118,111                           118,111
Deposits                                                                      --           41,742                            41,742
Prepaid consulting Expense                                                    --               --                                --
Intercompany,net                                                              --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                          525                               525
DIP Receivable, restricted                                                    --               --               --               --
                                                                    ------------     ------------     ------------     ------------

     TOTAL ASSETS                                                   $     19,207     $  5,368,451     $         --     $  5,387,658
                                                                    ============     ============     ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                    $  2,094,887     $    916,029     $                $  3,010,916
  Loans payable, net (Note 9)                                          2,773,719          229,130                         3,002,849
  Bank loans (Note 9)                                                         --        1,017,524                         1,017,524
  Related party loans (Note 9)                                           658,024               --               --          658,024
                                                                    ------------     ------------     ------------     ------------

     TOTAL CURRENT LIABILITIES                                         5,526,630        2,162,683                         7,689,314

Other Liabilities
  Intercompany                                                                --        2,987,682       (2,987,682)              --
  Derivative Liability (Note 8)                                          873,687                                            873,687
  Unearned revenues (Note 8)                                                  --                                                 --
  DIP Financeing (Note 9)                                                     --          524,586               --          524,586
                                                                    ------------     ------------     ------------     ------------

     TOTAL LIABILITIES                                                 6,400,317        5,674,951       (2,987,682)       9,087,587

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
    SERIES A - issued and outstanding 193,636 shares                         194               --                               194
    SERIES B - issued and outstanding 48,284 shares                            0               48                                48
    SERIES C - issued and outstanding 260,000 shares                         260               --                               260

  Common stock, par value $0.001, 975,000,000 shares authorized;
    issued and outstanding 745,163,999 shares                            745,167            4,500           (4,500)         745,167

  Equity held in escrow (Note 12)                                       (587,500)              --                          (587,500)

  Paid-in capital (Note 14)                                           55,178,035        2,557,049                        57,735,084
  Accumulated Deficit                                                (61,717,267)      (2,868,097)       2,992,182      (61,593,182)
                                                                    ------------     ------------     ------------     ------------

Total Stockholders' Equity                                            (6,381,111)        (306,500)       2,987,682       (3,699,929)
                                                                    ------------     ------------     ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     19,207     $  5,368,451     $         --     $  5,387,658
                                                                    ============     ============     ============     ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Six Months Ended June 30, 2008 and 2007
                                 are Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

         On July 18, 2008 the company filed a 14C Information Statement regarding the approval to increase the authorized common stock by 1,525,000,000 shares. Since the actions were approved by the holders of the required majority of the outstanding shares of the voting stock, no proxies were or are being solicited.

         On August 13, 2008, the Company entered into an exchange agreement with an existing debt holder to settle a $100,000 convertible promissory note previously issued. The Company had entered into an agreement on April 1, 2008, with an existing note holder to exchange their expired note of $100,000; along with their existing warrants for a newly issued convertible note in the amount of $100,000. The new note carries an interest rate of seven percent (7%) and expires on March 31, 2009. The note is convertible into Quest common shares at a conversion price of seventy percent (70%) of the average per share market value during the three (3) trading days immediately preceding a conversion date.

         On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note at 8%; as well as a three (3) year royalty on future coal sales. The note is due on July 23, 2010 and is convertible into Quest common shares at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The royalty is based on sliding scale ranging from $0.00 to $.75 per ton, depending on actual sale prices of coal received by the company.

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

Fiscal 2007 and 2008 Developments

         Logan & Kanawha Purchase Order. In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million on coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company.

         Rehabilitation and Reopening of Pond Creek Mine. In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine. In February 2007, Gwenco's engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek. Gwenco has retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007. The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007. The company completed all rehabilitation the week of July 30, 2007. In January 2008, Quest retained White Star Mining to conduct all mining operations at Pond Creek. White Star retained all necessary permits to being mining operations in February 2008. We resumed mining operations in July 2008.

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

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of .the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to September 16, 2008 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the September hearing.

         August 2008 Financing. On August 14, 2008, the Company entered into a Securities Purchase and Royalty Agreement with an unrelated third party pursuant to which the Company issued an 8% $400,000 convertible promissory note and a three year royalty on future coal sales. The note is due on July 23, 2010 and is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds will be used for working capital and general corporate purposes. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. The royalty is based on sliding scale coal sale prices received by the Company, not to exceed $0.75 per ton.

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

Fair Value

         Quest's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at June 30, 2008.

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

Results of Operations

Basis of Presentation

         The following table sets forth, for the periods indicated, certain unaudited selected financial data:

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                     2008            2007            2008            2007
                                                 ------------    ------------    ------------    ------------
Net sales                                        $     59,087    $     55,877    $     59,087    $     55,877
Production costs                                       27,771         406,803          27,771         406,803
Selling, general and administrative                   519,864       1,241,165       1,022,744       2,703,158
Interest                                               64,901         132,360         152,877         217,199
Depreciation and amortization                          26,518          22,140          52,225          43,485
Beneficial Conversion Feature                       3,300,201              --       3,523,255         292,500
                                                 ------------------------------------------------------------

Operating income (loss)                          $ (3,880,168)   $ (1,746,591)   $ (4,719,785)   $ (3,607,268)
                                                 ------------------------------------------------------------

Comparison of the three months ended June 30, 2008 and 2007

         Net sales. We had $59,087 in revenues during the three months ended June 30, 2008, as compared to $55,877 for the three months ended June 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in July 2008. We generated revenues of $59,087 as a result of coal produced in connection with remediation of the mine prior to opening. In the second quarter of 2007, we resumed mining operations at our Pond Creek Mine at Slater's Branch and generated initial revenues of $55,877. Before that time, we had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, we had to shut down the mines.

         Production costs. Production costs decreased to $27,771 for the three months ended June 30, 2008 as compared to $406,803 for the three months ended June 30, 2007. Our production costs in the second quarter of 2008 were related to shipping costs, royalties and taxes associated with the coal sold during the period. In the second quarter 2007, we resumed mining operations at its Pond Creek Mine at Slater's Branch. However, during the quarter ended June 30, 2007, we were required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. The difference in production costs for 2008 versus the comparable period in 2007 can be attributed to reclassification of production costs as expenses under selling, general and administrative expenses.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $519,864 for the three months ended June 30, 2008 from $1,241,165 for the three months ended June 30, 2007. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of preferred stock at a discount to the market price for common stock, resulting in approximate $3,405,398 associated with equity conversions. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $286,500 during the three months ended June 30, 2008. The selling, general, and administrative expenses for the three months ended June 30, 2007 result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $1,000,000 in conversion and warrant issuance expense.

         Interest. Interest expense decreased to $64,901 for the three months ended June 30, 2008, from $132,360 for the three months ended June 30, 2007. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results from additional borrowings, which was offset by the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock and reduced interest rates on refinanced debts.

         Depreciation and amortization. Depreciation expense increased to $26,518 for the three months ended June 30, 2008, from $22,140 for the three months ended June 30, 2007. Our depreciation expense increased primarily as a result of putting additional equipment into service in the 2008 fiscal year.

         Beneficial conversion expense. We incurred beneficial conversion expense of $3,300,201 for the three months ended June 30, 2008, as opposed to $0 for the three months ended June 30, 2007. The expense in the second quarter of 2008 results from the issuance of convertible debt.

         Operating loss. We incurred an operating loss of $3,880,168 for the three months ended June 30, 2008, compared to an operating loss of $1,746,591 for the three months ended June 30, 2007. We had higher operating losses in the second quarter of 2008 as compared to the second quarter of 2007 primarily from significantly increased beneficial conversion expenses.

Comparison of the six months ended June 30, 2008 and 2007

         Net sales. We had $59,087 in revenues during the six months ended June 30, 2008, as compared to $55,877 for the six months ended June 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in the July 2008. We generated revenues of $59,087 as a result of coal produced in connection with remediation of the mine prior to opening. In the second quarter of 2007, we resumed mining operations at our Pond Creek Mine at Slater's Branch and generated initial revenues of $55,877. Before that time, we had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, we had to shut down the mines.

         Production costs. Production costs decreased to $27,771 for the six months ended June 30, 2008 as compared to $406,803 for the six months ended June 30, 2007. Our production costs in the second quarter of 2008 were related to shipping costs, royalties and taxes associated with the coal sold during the period. In the second quarter of both 2008 and 2007, we resumed mining operations at its Pond Creek Mine at Slater's Branch. However, during the quarter ended June 30, 2007, we were required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. The difference in production costs for 2008 versus the comparable period in 2007 can be attributed to reclassification of production costs as expenses under selling, general and administrative expenses.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $1,022,744 for the six months ended June 30, 2008 from $2,703,158 for the six months ended June 30, 2007. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of preferred stock at a discount to the market price for common stock, resulting in approximate $3,405,398 associated with equity conversions. We also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $286,500 during the six months ended June 30, 2008. The selling, general, and administrative expenses for the six months ended June 30, 2007 result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $1,000,000 in conversion and warrant issuance expense.

         Interest. Interest expense decreased to $152,877 for the six months ended June 30, 2008, from $217,199 for the six months ended June 30, 2007. Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results from additional borrowings, which was offset by the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock and reduced interest rates on refinanced debts.

         Depreciation and amortization. Depreciation expense increased to $52,225 for the six months ended June 30, 2008, from $43,485 for the six months ended June 30, 2007. Our depreciation expense increased primarily as a result of putting additional equipment into service in the 2008 fiscal year.

         Beneficial conversion expense. We incurred beneficial conversion expense of $3,523,255 for the six months ended June 30, 2008, as opposed to $292,500 for the six months ended June 30, 2007. The expense in the fist six months of 2008 results from the issuance of convertible debt.

         Operating loss. Quest incurred an operating loss of $4,719,785 for the six months ended June 30, 2008, compared to an operating loss of $3,607,268 for the six months ended June 30, 2007. We had higher operating losses in the second quarter of 2008 as compared to the second quarter of 2007 primarily from significantly increased beneficial conversion expenses.

Liquidity and Capital Resources

         We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Our working capital deficit at June 30, 2008 was $7,670,107. We had cash of $19,207 as of June 30, 2008.

         We used $143,014 of net cash in operating activities for the six months ended June 30, 2008, compared to using $543,178 in the six months ended June 30, 2007. Cash used in operating activities for the six months ended June 30, 2008 was mainly due to a gain on derivatives of $1,967,516, which offset our operating losses. This was offset by non-cash expenses of $52,225 in depreciation and amortization, $286,500 of stock issued for services, $3,405,398 for warrant issuances and conversions expenses, $2,668,992 for loss on debt conversion settlements, $27,000 of decrease in prepaid expenses, $188,822 for increase in DIP payables, and an increase of accounts payable and accrued expenses of $284,622.

         Net cash flows used by investing activities was $4,712 for the six months ended June 30, 2008, resulting from the purchase of equipment and providing a security deposit and offset by mine development, as compared to $1,802 of net cash flows used by investing activities for the comparable period in 2007.

         Net cash flows provided by financing activities were $162,469 for the six months ended June 30, 2008, compared to net cash flows provided by financing activities of $552,804 for the six months ended June 30, 2007. This decrease in net cash provided by financing activities is due to Quest's borrowings of $533,767, offset by repayment of $371,300 of debt.

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

         On August 14, 2008, the Company issued an 8% $400,000 convertible promissory note to a single accredited investor. The note is due on July 23, 2010 and is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds will be used for working capital and general corporate purposes. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

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

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Litigation

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to September 16, 2008 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the September hearing.

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

ITEM 2 - CHANGES IN SECURITIES

(a) During the quarter ended June 30, 2008, Quest issued an aggregate of 83,715,532 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $173,871. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended June 30, 2008, Quest issued an aggregate of 415,428,789 shares of common stock upon conversion of 208,526 shares of its series A preferred stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         On August 13, 2008, we entered into an exchange agreement with an existing debt holder. We had entered into an agreement on April 1, 2008, with an existing note holder to exchange their expired note of $100,000; along with their existing warrants for a newly issued convertible note in the amount of $100,000. The new note carries an interest rate of seven percent (7%) and expires on March 31, 2009. The note is convertible into our common shares at a conversion price of seventy percent (70%) of the average per share market value during the three (3) trading days immediately preceding a conversion date. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as
Section 4(2) of the Securities Act.

         On August 14, 2008, we issued an 8% $400,000 convertible promissory note to a single accredited investor. The note is due on July 23, 2010 and is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds will be used for working capital and general corporate purposes. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(b)      None.

(c)      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)      None.

(b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item
No.      Description                                            Method of Filing
-----    ----------------------------------------------------   ----------------
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


                                       QUEST MINERALS & MINING CORP.

August 19, 2008                        /s/ Eugene Chiaramonte, Jr.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)