Form 10-Q
period 2008-09-30
Quest Minerals & Mining Corp
filed 2008-11-19
CIK 1130126

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2008, 142,449,309 shares of our common stock were outstanding.

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


                          QUEST MINERALS & MINING CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                      September 30,    December 31,
                                                                          2008            2007
                                                                      ------------    ------------
                                                                                       (Unaudited)
                                     ASSETS
Current Assets
   Cash                                                               $     31,231    $      4,464
   Receivables                                                                  --              --
                                                                      ------------    ------------
      Total current assets                                                  31,231           4,464


Leased Mineral Reserves, net (Note 2 & 5)                                5,206,588       5,208,524
Equipment, net (Note 6)                                                    254,085         166,273
Deposits                                                                    41,846          40,643
Prepaid consulting expense                                                      --          27,000
Other receivables, net (Note 7)                                                 --              --
DIP Cash, Restricted (Note 15)                                               3,526           1,166
DIP Receivables, Restricted (Note 15)                                        9,520              --
                                                                      ------------    ------------

        TOTAL ASSETS                                                  $  5,546,796    $  5,448,070
                                                                      ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Commitments and Contingencies (Note 15)

Current Liabilities
   Accounts payable and accrued expenses (Note 8)                     $  3,277,173    $  2,735,718
   Loans payable, net of discount (Note 9)                               2,961,693       2,937,716
   Bank loans (Note 9)                                                   1,017,525       1,017,525
   Related party loans (Note 9)                                            641,418         672,289
                                                                      ------------    ------------

        TOTAL CURRENT LIABILITIES                                        7,897,809       7,363,248

Other Liabilities
   Derivative Liability (Note 8)                                           484,313       2,841,203
   Unearned revenues (Note 8)                                                   --              --
   DIP Financing (Note 9)                                                  694,043         335,764
                                                                      ------------    ------------

        TOTAL LIABILITIES                                                9,076,165      10,540,215

Commitments and Contingencies

Stockholders' equity
   Preferred stock, par value $0.001, 10,000,000 shares authorized;
      SERIES A - issued and outstanding 35,752 shares                           36             448
      SERIES B - issued and outstanding 48,284 shares                           48              48
      SERIES C - issued and outstanding 260,000 shares                         260             260

   Common stock, par value $0.001, 2,500,000,000 shares authorized;
      issued and outstanding 106,841,837 shares                            106,844          46,796

   Equity held in escrow (Note 12)                                        (587,500)       (587,500)

   Equity allowance (Note 12)                                                              (29,326)

   Paid-in capital                                                      63,352,664      51,981,253
   Accumulated Deficit                                                 (66,401,721)    (56,504,124)
                                                                      ------------    ------------

Total Stockholders' Equity                                              (3,529,369)     (5,092,145)
                                                                      ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  5,546,796    $  5,448,070
                                                                      ============    ============

                       See Notes to Financial Statements.


                         QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the three months ended      For the nine months ended
                                                    September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 2008            2007            2008            2007
                                             ------------    ------------    ------------    ------------
Revenue:
   Coal revenues                             $    223,305    $     43,543    $    282,392    $     99,420
   Interest and Other                                  87              --              87              --
                                             ------------    ------------    ------------    ------------

          Total Revenues                          223,392          43,543         282,479          99,420
                                             ------------    ------------    ------------    ------------
Expenses:
   Production costs                                97,147         114,179         407,318         520,982
   Selling, general and administrative          1,463,375         766,368       2,203,719       3,469,526
   Interest                                        85,420          84,423         238,297         301,622
   Stock compensation expense                     582,500              --         582,500              --
   Depreciation and Amortization                   35,512          25,936          87,736          69,421
   Beneficial conversion expense                  887,753              --       4,411,008         292,500
                                             ------------    ------------    ------------    ------------

          Total Operating Expenses              3,151,707         990,906       7,930,578       4,654,051
                                             ------------    ------------    ------------    ------------

Loss from Operations                           (2,928,315)       (947,363)     (7,648,099)     (4,554,631)

Other Income (Expense):
   Gain (Loss) on settlement costs             (2,269,598)        178,261      (4,606,387)        178,261
   Gain (Loss) on Derivatives                     389,374          76,859       2,356,890         229,293
                                             ------------    ------------    ------------    ------------

Income loss before income taxes                (4,808,539)       (692,243)     (9,897,596)     (4,147,077)
                                             ------------    ------------    ------------    ------------

Provision for Income taxes                             --              --              --              --
                                             ------------    ------------    ------------    ------------

Net lncome (loss)                            $ (4,808,539)   $   (692,243)   $ (9,897,596)   $ (4,147,077)
                                             ============    ============    ============    ============

Basic income (loss) per common share         $    (0.0531)   $    (0.0325)   $    (0.2135)   $    (0.2855)
                                             ============    ============    ============    ============

Weighted average common shares outstanding     90,540,235      21,316,798      46,363,284      14,523,388
                                             ============    ============    ============    ============

                       See Notes to Financial Statements.


                          QUEST MINERALS & MINING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2008 and 2007
                                   (Unaudited)


                                                                         2008            2007
                                                                     ------------    ------------
Operating Activities
--------------------
   Net lncome (loss)                                                 $ (9,897,596)   $ (4,147,077)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
   Depreciation and amortization                                           87,736          69,421
   Deferred consulting amortization                                            --          84,325
   Stock issued for interest                                                   --          89,998
   Stock issued for services                                              763,400         468,271
   Preferred C stock Issued                                                    --         292,500
   Warrants issuances and preferred A conversions                       4,026,484       2,560,937
   Loss on debt conversion settlements                                  4,647,553              --
   Beneficial loss on convertible debt issuance                           384,524              --
   Amortized discount on convertible debt                                 282,785              --
   Stock compensation                                                     582,500              --
   Changes in operating assets and liabilities:
   Loss (gain) on derivatives                                          (2,356,890)       (229,293)
   (Increase) decrease in prepaid expenses                                 27,000         (84,900)
   Increase (decrease) in DIP payables                                    358,279          (1,707)
   Increase (decrease) in accounts payable and accrued expenses           541,930          63,474
                                                                     ------------    ------------
   Net cash used by operating activities                                 (552,295)       (834,051)

Investing Activities
--------------------
   Equipment purchased                                                    173,612         (83,632)
   Security deposits                                                        1,203            (739)
                                                                     ------------    ------------
   Net cash used by investing activities                                  174,815         (84,371)

Financing Activities
--------------------
   Repayments                                                            (672,549)        (38,354)
   Borrowings                                                           1,076,796         971,403
                                                                     ------------    ------------
   Net cash provided by financing activities                              404,247         933,049
                                                                     ------------    ------------

   Increase (decrease) in cash                                             26,767          14,627
   Cash at beginning of period                                              4,464              52
                                                                     ------------    ------------
   Cash at end of period                                             $     31,231    $     14,679
                                                                     ============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during year for:
     Interest                                                        $      5,128    $      5,238
                                                                     ============    ============

   Stock issued during year for:
     Services                                                        $    763,400    $    468,271
                                                                     ============    ============
     Stock compensation                                                   582,500              --
                                                                     ============    ============
     Interest                                                                  --          89,998
                                                                     ============    ============
     Series C preferred stock fo officer indemnification                       --         260,000
                                                                     ============    ============
     Beneficial conversion feature                                        384,524              --
                                                                     ============    ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         There were 25,000 options issued to employees and non-employee directors during the year ending December 31, 2006, and there were no options issued to employees or non-employee directors during the year ended December 31, 2005. As of September 30, 2008, there were 5,007,500 options issued and outstanding. See Note 13 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 2 - SIGNICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

         The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2008, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward was fully offset by a valuation allowance.

         Fair Value

         The Company's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007. The Company had no securities available-for-sale at September 30, 2008.

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

         All references to common stock and per share data have been retroactively restated once more to account for the subsequent 1 for 10 reverse stock split effectuated on November 4, 2008. See Note 12 for details.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $5,169,899 and $5,530,115 for the years ended December 31, 2007 and 2006 and had a working capital deficit of $7,358,784 at December 31, 2007. For the nine months ended September 30, 2008, the Company had a net operating loss of $7,648,099. The working capital deficit as of September 30, 2008 was $7,866,578. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         As of September 30, 2008, Gwenco owed approximately $318,254 in lease payments in addition to the reduced judgment amount of $229,130.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 5 - LEASED MINERAL RESERVES

         All of the Company's existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

         At September 30, 2008 the leased mineral reserves, valued at $5,206,588, consisted of the following:


                                                                 Proven Reserves
         Seams                                                         Tons
         -----                                                   --------------
         Winifrede                                                      214,650
         Taylor                                                       1,783,500
         Cedar Grove                                                  3,702,600
         Pond Creek                                                   4,089,660
                                                                 --------------
                    Total Reserves                                    9,790,410
                                                                 ==============

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

NOTE 6 - EQUIPMENT

         Equipment consisted of the following:

                                                September 30,     December 31,
                                                    2008              2007
                                               --------------    --------------
         Mining equipment (a)                  $    1,039,965           866,353
                                               --------------------------------
         Less accumulated depreciation               (430,060)         (344,260)

         Less allowance for Impairment (b)           (355,820)         (355,820)
                                               --------------------------------

         Equipment - net                       $      254,085           166,273
                                               ================================

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 6 - EQUIPMENT (Continued)

         (b) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2008, the Company has accrued allowances against the equipment, as some of it has been repossessed with the understanding that it will be returned upon satisfaction of existing lease contracts, while the remaining equipment is unusable until required restoration and repairs can be made.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 7 - OTHER RECEIVABLES

         Other Receivables consisted of the following:

                                               September 30,      December 31,
                                                    2008              2007
                                               --------------    --------------
         D&D Contracting, Inc.(a)              $      678,349           678,349

         Braxton Coal (b)                              57,109            57,109
         Less allowance                              (735,458)         (735,458)
                                               --------------------------------

         Other Receivables - net               $           --
                                               ================================

         (a) The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004. The Company holds an equipment lease and a limited royalty agreement totaling $668,000. Unearned revenues have been recorded as an allowance. The remaining balance is the cash and account deposits that have not yet been reimbursed. The Company has booked an allowance against this amount. As of September 30, 2008, D&D was in default of their obligations to the Company. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure their lease payments. As a result, the Company has accrued an additional allowance on the entire receivable until a settlement can be determined.

         (b) During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties. The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began. As of September 30, 2008, the agreement with this contract miner has expired. The Company has since retained a new contract miner. As a result, the Company has accrued an allowance against the receivable until a settlement can be negotiated to recoup these initial expenses.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                          September 30,      December 31,
                                                              2008              2007
                                                         --------------    --------------
         Accounts payable                                $      580,140           294,604
         Accrued royalties payable-operating (a)                318,254           235,925
         Accrued bank claim (b)                                 650,000           650,000
         Accrued taxes                                           93,066            87,315
         Accrued interest                                       694,186           609,289
         Accrued equipment lease (c)                            170,000                --
         Accrued expenses (d)                                   771,527           858,585
                                                         --------------    --------------
                                                              3,277,173         2,735,718

         Derivative Liability (e)                               484,313         2,841,203
         Unearned Revenues (f)                                       --

                                                         $    3,761,486         5,576,921
                                                         ================================

         (a) The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated. The Company disputes these contentions. Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability. On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. The Bankruptcy Court approved the settlement agreement on July 17, 2007. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. The escrowed funds were later released on August 10, 2007 to complete the settlement. As a result of the settlement, the remaining judgment balance is $229,130 and is posted in the Notes Payable section of the company's financial statements (See NOTE 9). As of September 30, 2008, Gwenco recorded approximately $318,254 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco, which is accrued as a notes payable.

         (b) During the period ended December 31, 2004, the Company's bank initiated a claim for an overdraft recovery. Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, estimates for the resolution of a claim against a defunct subsidiary have been accrued until a resolution can be determined. The Company has filed suit against the bank and all parties involving several counts of fraudulent misconduct. As of September 30, 2008, no resolution has been determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 8 - ACCOUNTS PAYABLE & ACCRUED EXPENSES (Continued)

         (c) On March 12, 2008, the company entered into a lease purchase agreement with a third party vendor to acquire certain mining equipment needed for their operations. Payments of $7,500 were to be paid on a monthly basis until the obligation was satisfied. As of September 30, 2008, the company is renegotiating said terms due to extensive repairs arising shortly after the initial transaction took place.

         (d) The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company's common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company. In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock. See Note 11. Upon default by the Company, the lender foreclosed on the officer's pledged shares. In addition, during the period ended December 31, 2004, the Company had recorded accrued expenses of $468,585 from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. as acquisition for mining expenses recorded on their books and records. The Company continues to carry these balances until further validity can be determined.

         (e) The Company has issued convertible notes at a discounted rate relative to the market price of the underlying common stock, as well as warrants. The Company has accrued additional derivative liability allowances based on the market price volatility of the common stock using the Black-Scholes method under the accounting guidance of FASB 133. The valuations are adjusted each quarter to present a fair representation of the liability until the underlying note or warrant has matured, expired, or has been exercised, cancelled, or satisfied. The Company's operating losses are increased or decreased relative to the derivative liability allowance. These adjusted valuations also remain relative to the future capitalization costs that would incur from exercise of the warrant issuances or settlement of existing debt through conversion.

         (f) As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton. Management has initiated a liability allowance until the receivables are recognized. As of the nine months ended September 30, 2008, D&D was in default of this agreement. The Company is currently negotiating with the existing leaseholders to receive subsidized payments from the coal mined by D&D to secure D&D's obligations to the Company. As a result, the Company has reclassified the allowance under Other Receivables until a settlement can be determined.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

                                                                               September 30,      December 31,
                                                                                    2008              2007
                                                                               --------------    --------------
         QUEST MINERALS & MINING CORP.
            0% Notes payable (a).                                              $      202,864           202,864
            12% Notes payable to Gross Foundation (b).                                     --            32,399
            15% Notes payable to Gross Foundation (c).                                 42,223                --
            7% Notes payable to GP, PTF, FM (d).                                           --                --
            7% Notes payable to Investors (e).                                             --            50,000
            7% Notes payable to Greenwood Partners (f).                                    --                --
            7% Notes payable to First Mirage (f).                                          --            50,000
            7% Notes payable to Professional Traders Fund (g).                          1,616           100,000
            8% Notes payable to Interstellar Holdings. (h).                                --           535,000
            5% Advances from Interstellar Holdings (i).                             1,105,711         1,010,049
            0% Notes payable (j).                                                     502,934           217,684
            7% Notes payable to Westor Capital Group (k).                                  --           100,000
            8% Notes payable to Kaila (l).                                                 --           300,000
            10% Notes payable to IMR (m).                                              10,000            10,000
            6% Notes payable to Interstellar Holdings. (n).                           715,000                --
            8% Notes payable to Prof. Offshore Opportunity Fund, Ltd. (o).            400,000                --
         QUEST ENERGY, LTD.
            8% Summary Judgment payable to BH&P (p).                                   35,000            35,000

         GWENCO, INC.: (Bank Loans)
            12% Judgment to Duke Energy Merchants (q).                                726,964           726,964
             9% Assigned Judgment to Interstellar Holdings (r).                            --                --
            12.75% Assigned Judgment to Interstellar Holdings (r).                         --            65,589
            9.5% Note payable to First Sentry Bank (s)                                262,402           262,402
            6% Note payable to United National Bank (s)                                28,159            28,159
            0% Default Judgment to Third-Party (t)                                    229,130           229,130
            17% DIP Financing - Interstellar Holdings (u)                             694,043           335,764

         GWENCO, INC.: (Related-Party Loans)
            5.26% Notes payable to Scott Whitson (v).                                 641,418           672,289
                                                                               --------------------------------

                                                                                    5,597,464         4,963,294
            Less Accumulated Discount                                                (282,785)
            Less current portion                                                   (4,199,679)       (4,963,294)
                                                                               --------------------------------
         Long-Term Debt:                                                       $    1,115,000                --
                                                                               ================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         (b) On December 17, 2004, the Company signed a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005. The note was secured by certain of the Company's equipment. In the event of default, the note became convertible into shares of the Company's common stock at the option of the holder at a conversion price of $4.00 per share. As additional compensation to the lender, the Company issued 750 common stock warrants at $600.00. The warrants have anti-dilution privileges and piggyback registration rights. On December 20, 2005, the Company issued 5,000 shares of common stock at $40.00 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005. The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest. On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note. The note is convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company's common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company's common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lender makes periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 19, 2008, the lender submitted a final conversion notice to satisfy the remaining principal and interest on the note.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (d) On February 22, 2005, the Company signed a series of unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $200.00 per share, which conversion price was subject to adjustment. Each Series A Warrant was exercisable into one
                  (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00. The Company categorized the convertible notes as a liability in the amount of $650,000. A 10% commission was paid to the agent who arranged the transaction. On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which is now due February 22, 2007, to one of the third party lenders. On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which are also now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company's common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company's common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions to pay down the remaining principal on the notes. As of the nine months ended September 30, 2008, only a partial amount of accrued interest remains. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (e) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $200.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one
                  (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00. The Company categorized the convertible notes as a liability in the amount of $375,000. A 10% commission was paid to the agent who arranged in the transaction. During the twelve months ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which are now due February 22, 2007. The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company's common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company's common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the three months ended March 31, 2008, several of the lenders made periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On September 3, 2008, the remaining lender submitted a final conversion notice to satisfy the remaining principal of the debt.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (f) On April 18, 2005, the Company signed a series of unit purchase agreements with two third-party lenders for a total sale amount of $400,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $200.00 per share, which conversion price is subject to adjustment. Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one
                  (1) Series B Warrant. Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00. The Company categorized the convertible notes as a liability in the amount of $400,000. A $14,000 commission was paid to the agent who arranged in the transaction. On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which are now due April 18, 2007. As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000. The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company's common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company's common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. The lenders make periodic partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 24, 2008, on of the remaining lenders submitted a final conversion notice to satisfy their remaining principal and interest. As of the nine months ended September 30, 2008, only a partial amount of accrued interest remains from the remaining lender.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (g) On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000. Additionally, the lender was issued 25,650 warrants. The loans subject to the credit agreement are secured by certain assets of the Company. The warrants have an exercise price of $40.00 per share, subject to adjustment, and expire on May 31, 2007. As of December 31, 2005, the Company had made a payment of $5,500. On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into the Company's common stock at a rate of $40.00 per share and was due February 22, 2007. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest's common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of the nine months ended September 30, 2008, the company was in default on the remaining balance of this obligation.

         (h) On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company's common shares at an initial conversion price of $20.00 per share, subject to adjustment. As of December 31, 2006, the Company was in default. In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 150,000 shares of the Company's common stock, under which the holders exchanged the note and the 150,000 shares of the Company's common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000. The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company's common shares at an initial conversion price of the greater of (i) $2.00 per share or (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (i) During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006. As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock. As of the three months ended March 31, 2006, the lender has made advances totaling $132,000. On April 3, 2006, the lender declared a default under the terms of the loan agreement. The Company failed to repay the lender as required under the loan agreement. The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer's common stock pledged to the lender to secure the guarantee. Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000. The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure. During the nine months ended September 30, 2008, the lender continued to advance operational funding into the Company. Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

         (j) Periodically, the Company receives cash advances from unrelated third party investors. Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

         (k) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $84.00 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $42.00 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Since the convertible notes were issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 83,693 shares of common stock. Since the exchange transaction valued the stock at greater than market, the Company incurred no additional expense at the time of issuance. On April 1, 2008, the Company entered into an agreement with the remaining note holder to exchange their expired note of $100,000; along with their existing warrants for a newly issued convertible note in the amount of $100,000. The new note carries an interest rate of seven percent (7%) and expires on March 31, 2009. The note is convertible into Quest common shares at a conversion price of seventy percent (70%) of the average per share market value during the three (3) trading days immediately preceding a conversion date. On August 13, 2008, the lender converted 2,100,000 shares of common stock to satisfy the note pursuant to another exchange agreement between the two parties.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (l) On April 1, 2006, the Company entered into a settlement and release agreement with a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000. The note is due on April 1, 2008, with an annual interest rate of eight percent (8%). The note is convertible into the Company's common shares at an initial conversion price equal to the greater of (a) $2.00 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.

         (m) On May 1, 2007, the Company entered into a settlement and release agreement with a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000. The note is due on May 1, 2008, with an annual interest rate of ten percent (10%). The note is convertible into the Company's common shares at a fixed rate of $1.60 per share. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. As of the nine months ended September 30, 2008, the company was in default of this obligation.

         (n) On June 6, 2008, the Company issued a convertible secured promissory note in the principal amount of $835,000 as part of a consolidated exchange agreement to settle two prior debts already in default, which had been reassigned to another third party. The note is due on June 6, 2010, with an annual interest rate of six percent (6%), and is convertible into the Company's common shares at a conversion price of $.001 per share. Since the convertible notes were issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

         (o) On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note at 8%; as well as a three (3) year royalty on future coal sales. The note is due on July 23, 2010 and is convertible into Quest common shares at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The royalty is based on sliding scale ranging from $0.00 to $.75 per ton, depending on actual sale prices of coal received by the company. The Company expensed $266,667 against paid-in capital based on the Black Scholes method as a beneficial conversion feature relative to the market valuation at the time of issuance. Since the convertible note was issued at a discount to the market price of the collaterzied common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (p) On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2008, the Company remains in default.

         (q) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default. The note was secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent. Duke Energy has obtained a judgment lien against the Company and its assets. (See Note 16.) As of June 30, 2008, the balance remains outstanding. On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, adnd security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 16, to a third party investor. As of the nine months ended September 30, 2008, the company is currently negotiating a convertible note settlement with the current note holder.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (r) On April 28, 2004, in connection with the Company's acquisition of Gwenco, Inc., the Company assumed a commercial installment note and a commercial time note, both of which were in default. The notes were secured by certain assets of Gwenco. The former stockholder of Gwenco has personally guaranteed most of the above loans. In 2005, the Company entered into an agreed judgment in with the lender, National City Bank of Kentucky, with respect to the defaulted notes. National City Bank obtained a judgment lien against the Company and its assets. On July 19, 2006, National City Bank sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit, all of which are based on the notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor. The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice. In connection therewith, the Company granted the investor a royalty on fifty percent of the Company's gross profits generated from coal mining at the Company's leased mine. Also in connection therewith, the Company entered into a judgment conversion agreement where the investor shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding amounts due under the judgments into the Company's common shares at the rate of $0.001 per share. The investor shall not be entitled to convert any portion of the judgment if such conversion would result in beneficial ownership by the investor of more than 4.99% of the outstanding common shares of the Company. Since the convertible note was issued at a discount to the market price of the underlying common stock, the Company has taken into consideration the cost of issuing the common stock to settle the debt at the time of issuance and has accrued additional allowances based on a valuation of market price volatility. On July 21, 2008, the lender submitted a final conversion notice to satisfy the obligation.

         (s) On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco. The notes are in default.

         (t) Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due. On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal. The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale. Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously. This foreclosure action was stayed against Gwenco as a result of Gwenco's filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. (See Notes 16 & 17.) On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260. On July 17, 2007, the Bankruptcy Court approved the settlement agreement. On August 3, 2007, the Court approved Gwenco's debtor-in-possession financing and the settlement agreement became effective. On August 10, 2007, the escrowed funds were transferred to complete the settlement. As of the nine months ended September 30, 2008, the Company continues to negotiate the remaining balance of the judgment with its former owners.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 9 - NOTES PAYABLE (Continued)

         (u) On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 ("Total Facility") in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008. As of the nine months ended September 30, 2008, advances at maturity date totaled $694,043 and continue to accrue interest.

         (v) The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco. This note is secured by 50% of the outstanding capital stock of Gwenco. The debt required 4 annual payments of approximately $75,000 plus interest. As of December 31, 2005, the Company was in default. Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine. Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc. On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009. The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest; having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 10 - INCOME TAXES

         The Company recognized no income tax benefit for the loss generated for the periods through September 30, 2008.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         As of September 30, 2008, 417,581 shares have been converted.

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

         On November 4, 2008, the company will effectuate a 10 to 1 reverse stock split. As a result of the reverse split, the conversion price will adjust from $9.65688 to $96.5688.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         On November 4, 2008, the Company will effectuate a 10 to 1 reverse common stock split. As a result of the reverse split, the conversion price will adjust from the lower of $0.32 or 100% of the 5-day average to the lower of $3.20 or 100% of the 5-day average.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         On November 4, 2008, the Company will effectuate a 1 to 10 reverse stock split resulting in a 961,576,530 reduction of shares from 1,068,418,367 common shares outstanding to 106,841,367 common shares outstanding. The reverse stock split will not affect the amount of authorized shares of the Company. Additionally, the board approved the issuance of up to 500 shares of the Company's common stock for rounding up of fractional shares in connection with the reverse stock split. In conjunction with the reverse stock split, the Company's stock symbol on the OTC Bulletin Board Symbol will change to QMLM. All references to the issuance of common stock have been retroactively adjusted to account for this subsequent event.

         During the year ended December 31, 2007, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 518,670 shares of common stock at a conversion price averaging approximately $1.70 per share. In the aggregate, these issuances reduced the debt by $671,598 in principal and $65,849 in accrued interest, and the Company expensed an additional $350,423 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2007, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 215,873 shares of common stock at a conversion price averaging approximately $1.28 per share. In the aggregate, these issuances reduced the debt by $180,692 in principal and $15,858 in accrued interest, and the Company expensed an additional $167,113 due to the difference in market value at the time of the respective issuances.

         During the year ended December 31, 2007, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 1,712,500 shares of common stock at a conversion price averaging approximately $0.31 per share. In the aggregate, these issuances reduced the debt by $389,745 in principal and $34,255 in accrued interest, and the Company expensed an additional $1,821,100 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 12 - COMMON STOCK (Continued)

         During the year ended December 31, 2007, holders of the Company's Series A Preferred Stock converted an aggregate of 5,467 shares into 340,000 shares of common stock, at a conversion price averaging $0.048 per share. The Company expensed an additional $41,195 due to the difference in market value at the time of issuance.

         In the year ended December 31, 2007, the Company issued an aggregate of 982,000 shares of common stock to various consultants. Expense of $609,355 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.11 to $4.80 per share.

         During the year ended December 31, 2007, the Company issued 125,000 shares of common stock as compensation towards back salaries owed to the Company's President. Expense of $110,000 was recorded related to these shares, which was the market value of such shares issued, at prices varying from $0.60 to $1.70 per share.

         In January, 2007, the Company entered into an exchange agreement with a noteholder and holders of 15,000 shares of the Company's common stock, under which the holders exchanged the note and the 15,000 shares of the Company's common stock for a series of new 8% Secured Convertible Promissory Notes in the aggregate principal amount of $635,000. See
         Note 9. The Company credited $33,600 to stockholder's equity based on the market value of the 15,000 shares received as of the date of the exchange. The shares were returned to treasury.

         On February 20, 2007, holders of these notes effectuated a series of conversions and were issued 50,000 shares of common stock at a conversion price of $2.00 per share. These issuances reduced the debt by $100,000 in principal, and the Company expensed $140,000 due to the difference in market value at the time of issuance.

         On March 5, 2007, the Company issued 167 shares of common stock at $0.40 per share upon cashless exercise of 375 Series A and Series B Warrants. The Company expensed $460 due to the difference in market value at the time of issuance.

         On June 27, 2007, the Company issued 8,369 shares of common stock in exchange for an outstanding convertible promissory note in the principal amount of $25,000 pursuant to an exchange agreement.

         On December 14, 2007, the Company issued 209,471 shares of common stock at $0.01 per share in error to Gross Foundation due to a communication oversight to the transfer agent relating to the time in which the 1 to 10 reverse split was effectuated. The Company valued the issuance at market price and has posted a capital allowance of $29,326 until the issuance can be reconciled.

         During the nine months ended September 30, 2008, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 4,714,259 shares of common stock at a conversion price averaging approximately $0.368 per share. In the aggregate, these issuances reduced the debt by $195,452 in principal and $30,295 in accrued interest, and the Company expensed an additional $1,316,630 due to the difference in market value at the time of the respective issuances.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 12 - COMMON STOCK (Continued)

         During the nine months ended September 30, 2008, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 1,785,587 shares of common stock at a conversion price averaging approximately $0.035 per share. In the aggregate, these issuances reduced the debt by $32,399 in principal and $8,042 in accrued interest, and the Company expensed an additional $57,920 due to the difference in market value at the time of the respective issuances.

         During the nine months ended September 30, 2008, the Holder of a 15% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 3,197,713 shares of common stock at a conversion price averaging approximately $0.013 per share. In the aggregate, the issuances reduced the debt by $32,777 in principal and $1,294 in accrued interest, and the Company expensed an additional $721,577 due to the difference in market value at the time of the respective issuances.

         During the nine months ended September 30, 2008, holders of the Company's Series A Preferred Stock converted an aggregate of 412,114 shares into 59,796,654 shares of common stock, at a conversion price averaging $0.022 per share. The Company expensed an additional $4,026,484 due to the difference in market value at the time of issuance.

         In the nine months ended September 30, 2008, the Company issued an aggregate of 11,810,000 shares of common stock to various consultants. Expense of $881,500 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.014 to $0.34 per share.

         In the nine months ended September 30, 2008, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 6,967,725 shares of common stock at a conversion price of $0.01 per share. In the aggregate, these issuances reduced the debt by $65,589 in principal and $4,088 in accrued interest, and the Company expensed an additional $1,739,513 due to the difference in market value at the time of the respective issuances.

         In the nine months ended September 30, 2008, the Holder of various judgments, judgment liens, and security interests based on notes issued to DUKE Energy of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 12,000,000 shares of common stock at a conversion price of $0.01 per share. In the aggregate, these issuances reduced the debt by $120,000 in, and the Company expensed an additional $704,000 due to the difference in market value at the time of the respective issuances.

         On March 20, 2008, Gross Foundation returned 209,471 shares of common stock that were issued to them in error on December 14, 2007. The Company had issued 209,471 shares of common stock in error to due to a communication oversight to the transfer agent relating to a conversion notice during the time in which the Company's 1 to 10 reverse split was effectuated. The issuance was valued at market price and a capital allowance of $29,326 was posted until it could be reconciled. The shares were subsequently cancelled and the allowance was credited.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 12 - COMMON STOCK (Continued)

         On August 13, 2008, the Company issued 2,100,000 shares of common stock a third party lender at $.048 per share pursuant to an exchange agreement, which satisfied an 8% convertible note previously signed on April 1, 2008. The principle amount of $100,000 was reduced, while the company expensed an additional $173,000 due to the difference in market value at the time of the discounted settlement.

         On July 18, 2008 the company filed a 14C Information Statement regarding the approval to increase the authorized common stock by 1,525,000,000 shares. Since the actions were approved by the holders of the required majority of the outstanding shares of the voting stock, no proxies were or are being solicited.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:

                                                                                                         September 30,
                                                                                                              2008
                                                                                           Exercise       ------------
                                                                             Warrants        Price         Valuation
                                                                          ------------    ------------    ------------
December 17, 2004 issuance of 1,500 warrants; expiration 2009 (a).               1,500          600.00              18

December 21, 2004 issuance of 500 warrants; expiration 2009 (b).                   500          600.00               6

March 4, 2005 issuance of 1,125 series A warrants; expiration 2010 (c).          1,125          200.00              18

March 4, 2005 issuance of 1,125 series B warrants; expiration 2010 (c).          1,125          400.00              17

April 5, 2006 issuance of 2,968 warrants; expiration 2009 (d).                       0           84.00               0

May 18, 2006 issuance of 7,500 options; expiration 2011 (e).                     7,500           20.00         143,054

July 3, 2008 issuance of 2,500,000 options; expiration 2018 (f).             2,500,000             .24         500,000

September 23, 2008 issuance of 2,500,000 options; expiration 20181(g).       2,500,000            .044          82,500
                                                                          ------------                    ------------

                                                             TOTALS:         5,011,750                    $    725,613
                                                                          ============                    ============

                                                                                              Avg.
                                                                            Warrants      Ex. Price ($)    Valuation
                                                                          ------------    ------------    ------------
Total Options / Warrants outstanding as of December 31, 2007                    16,218    $     168.00         143,055
----------------------------------------------------------------------------------------------------------------------

Options / Warrants Issued                                                    5,000,000               0         582,500

Options / Warrants Expired / Cancelled                                          (4,468)             (0)           (306)

Options / Warrants Exercised                                                        (0)             (0)             (0)

Derivative Valuation Adjustment                                                                                    364
----------------------------------------------------------------------------------------------------------------------

Total Options / Warrants outstanding as of September 30, 2008                5,011,750    $       0.55         725,613
                                                                          ============================================

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         On November 4, 2008, the Company will effectuate a 1 to 10 reverse stock split resulting in a 961,576,530 reduction of shares from 1,068,418,367 common shares outstanding to 106,841,367 common shares outstanding. The reverse stock split will not affect the amount of authorized shares of the Company. Additionally, the board approved the issuance of up to 500 shares of the Company's common stock for rounding up of fractional shares in connection with the reverse stock split. In conjunction with the reverse stock split, the Company's stock symbol on the OTC Bulletin Board Symbol will change to QMLM. All references to the issuance of warrants have been retroactively adjusted to account for this subsequent event.

         (a) On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005. The notes are secured by certain of the Company's equipment. In the event of default, the notes become convertible into shares of the Company's common stock at the option of the holder at a conversion price of $40.00 per share. As additional compensation to these lenders, the Company agreed to issue them 1,500 common stock warrants at $600.00. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (b) On December 21, 2004, the Company issued 500 common stock warrants at $600.00 as finder's fee. The warrants have anti-dilution privileges and piggyback registration rights. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise.

         (c) On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000. Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants. The notes are secured by certain of the Company's assets and were initially convertible into shares of the Company's common stock at the rate of $200.00 per share, which conversion price is subject to adjustment. Each Series A Warrant is exercisable into one
                  (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant. Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $400.00. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. During the three months ended March 31, 2007, 375 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements. On September 3, 2008, in connection with an exchange agreement involving related convertible debt, 750 Series A and Series B warrants were cancelled.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (c) On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit. The aggregate gross proceeds from the sale of the units were $125,000. Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company's common stock at an exercise price of $84.00 per share. The unit notes are due on July 5, 2007. The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $42.00 per share, subject to adjustment, including a "weighted-average" reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price. Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations. Based on the calculation terms of the agreement, a total of 2,968 warrants were issued. Based on the market price volatility of the common stock, the warrants are valued using the Black-Scholes method. The Company accrues additional liability allowances relative to the future capitalization costs that would incur from exercise. On April 1, 2008, the company entered into an agreement with one of the remaining lenders where one unit consisting of a $100,000 promissory note and 2,374 warrants was exchanged for a 7% convertible note due March 31, 2009. The existing warrants were subsequently cancelled upon issuance of this agreement.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 13 - STOCK OPTION / WARRANTS (Continued)

         (e) On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President. Each agreement called for the President and Vice President to receive options to purchase up to 12,500 shares of the Company's common stock pursuant to a new stock compensation plan adopted by the Company. The options would be exercisable at $20.00 per share, the fair market value at the time of grant, and would vest as follows: (i) options to purchase up to 5,000 shares vesting immediately, (ii) options to purchase up to 5,000 shares vesting upon the Company's receipt of an aggregate of $25,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 2,500 shares vesting six months after the date of the option agreements. The 12,500 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital. Since 5,000 of these options would vest six months from issuance and 7,500 would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization. On May 31, 2006, the Company's then-President resigned. The Company and the former President then entered into a consulting agreement, under which it was agreed that 5,000 options initially awarded to him would remain vested and 2,500 options would be allowed to vest in six months. 5,000 options that vested upon the Company's raising one million dollars were mutually voided. The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance. On November 18, 2006, the 5,000 options vested pursuant to the agreements. The Company adjusted the deferred stock compensation and expensed $95,369 for compensation. On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

         (f) On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation's 2006 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation. It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President. The options have an exercise price of $.24 and carry a ten (10) year expiration period. The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.

         (g) On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation's 2007 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation. It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President. The options have an exercise price of $.044 and carry a ten (10) year expiration period. The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         On August 17, 2007, the Company effectuated a 1 to 4 reverse stock. On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split.
         On November 4, 2008, the Company will effectuate a 1 to 10 reverse stock split

         Please note that, pursuant to the terms of each plan, the board of directors has full authority to interpret the plan, and that interpretation is final, conclusive, and binding upon all parties.

         As an example, if you look at the 2004 plan, it originally authorized 17,500,000 shares. Then, in 2004, it granted stock awards for 17,500,000 pre-split shares. In 2007, there were the 4-1 and 10-1 reverse splits. When the 4-1 split occurred, the number of stock award shares reversed from 17,500,000 to 4,375,000 shares (i.e. 1 new share for every 4 shares originally granted). However, the plan specifically provides that the number of shares authorized does not adjust in the event of a reverse split, so the authorized stayed at 17,500,000. The same occurred when the 10-1 split occurred, so that the number of stock award shares reversed from 4,375,000 to 437,500 shares. Again, the plan stayed at 17,500,000 shares. Once again, on November 4, 2008, the stock award shares will reverse from 437,500 to 43,750 shares after another 10-1 split is effectuated.

         All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007. As of September 30, 2008, the following schedule shows the remaining shares available for issuance under each plan:

         NOTE: All references to available common stock issued or reserved per plan have been retroactively adjusted to account for a subsequent 1 to 10 reverse stock split effectuated on November 4, 2008:


                                                                            Granted /           Balance
         Plan                                          Authorized           Reserved           Available
         ------------------------------------------ ------------------- ------------------ ------------------
         2004 Stock Compensation Plan                   17,500,000             43,750         17,456,250
         2005 Stock Incentive Plan                       7,000,000             17,438          6,982,563
         2005 Stock Incentive Plan No. 2                 2,000,000              5,000          1,995,000
         2006 Stock Incentive Plan                      23,000,000             54,110         22,945,891
         2006 Stock Incentive Plan No. 2                30,000,000          2,573,400         27,426,600
         2007 Stock Incentive Plan                      70,000,000          5,636,750         64,363,250
         2007 Stock Incentive Plan No. 2                97,500,000          9,354,500         88,145,500

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         On January 6, 2008, the Company amended a two-year agreement acquiring administrative services from a third party consulting company owned by the son of its president originally dated June 6, 2006. The agreement consisted of 2,500 shares of common stock as an initial grant under a Stock Incentive Plan, along with a monthly payment of $6,500. The initial shares were valued at $35,000 and are being amortized over the term of the agreement. The amendment consisted of an additional issuance of 200,000 shares of common stock, and an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the Company's wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of September 30, 2008, no outcome has been determined.

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

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement. On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco. As part of the settlement, Gwenco received mining permit renewal and transfer documentation, which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater's Branch, Kentucky. Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater's Branch mine. The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company. The Company made a one-time cash payment of $75,000 and issued 875 shares of the Company's common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement. The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales. The Company also assumed two promissory notes made by the former owner of Gwenco in the aggregate principal amount of $290,561. The notes are in default. The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

         The Company has not filed corporate federal, and state and local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability and the penalties owed are minimal. The failure to file income tax returns may invoke penalties for failure to file from the taxing authorities but these penalties are small in amounts and the company had large losses in every one of the filing periods.

         On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2008, the Company remains in default.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

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

         As of December 31, 2007, the legal counsel managing the bankruptcy proceedings has accrued an additional $12,292 in fees from their initial $20,000 retainer; and is waiting on approval from the court to be paid. Although, continuing legal costs are accruing, the Company has made an advance payment of $2,500 towards the pending fees as of the nine months ending September 30, 2008.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

         As of September 30, 2008, Gwenco had assets of $5,515,565, which included all of the mineral rights of the Company valued at $5,206,588 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $6,536,443. Of these liabilities, $3,369,633 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at September 30, 2008. Gwenco also currently holds all of the company's current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

         The following is the combined balance sheet of the Company at September 30, 2008, which includes Gwenco, Inc. and the Company and its other subsidiaries:

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

                          QUEST MINERALS & MINING CORP.
                             COMBINED BALANCE SHEET
                               SEPTEMBER 30, 2008


                                                                      QUEST & SUB       GWENCO       ADJUSTMENTS      COMBINED
                                                                     ------------    ------------    ------------   ------------
                                     ASSETS
Current Assets
  Cash                                                                     31,231              --    $              $     31,231
                                                                     ------------    ------------    ------------   ------------
      Total current assets                                                 31,231              --                         31,231


Leased Mineral Reserves, net (Note 2 & 5)                                      --       5,206,588                      5,206,588
Equipment, net (Note 6)                                                        --         254,085                        254,085
Deposits                                                                       --          41,846                         41,846
Prepaid consulting Expense                                                     --              --                             --
Intercompany,net                                                               --
Other receivables, net (Note 7)
DIP Cash, restricted                                                                        3,526                          3,526
DIP Receivable, restricted                                                     --           9,520              --          9,520
                                                                     ------------    ------------    ------------   ------------

        TOTAL ASSETS                                                 $     31,231    $  5,515,565    $         --   $  5,546,796
                                                                     ============    ============    ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses (Note 8)                     $  2,051,091    $  1,226,082    $              $  3,277,173
  Loans payable, net (Note 9)                                           2,732,563         229,130                      2,961,693
  Bank loans (Note 9)                                                          --       1,017,525                      1,017,525
  Related party loans (Note 9)                                            641,418              --              --        641,418
                                                                     ------------    ------------    ------------   ------------

        TOTAL CURRENT LIABILITIES                                       5,425,072       2,472,737                      7,897,809

Other Liabilities
  Intercompany                                                                 --       3,369,663      (3,369,663)            --
  Derivative Liability (Note 8)                                           484,313                                        484,313
  Unearned revenues (Note 8)                                                   --                                             --
  DIP Financeing (Note 9)                                                      --         694,043              --        694,043
                                                                     ------------    ------------    ------------   ------------

        TOTAL LIABILITIES                                               5,909,385       6,536,443      (3,369,663)     9,076,165

Commitments and Contingencies

Stockholders' equity
  Preferred stock, par value $0.001, 10,000,000 shares authorized;
      SERIES A - issued and outstanding 35,752 shares                          36              --                             36
      SERIES B - issued and outstanding 48,284 shares                          --              48                             48
      SERIES C - issued and outstanding 260,000 shares                        260              --                            260

  Common stock, par value $0.001, 2,500,000 shares authorized;
      issued and outstanding 106,841,837 shares                           106,844           4,500          (4,500)       106,844

  Equity held in escrow (Note 12)                                        (587,500)             --                       (587,500)

  Paid-in capital (Note 14)                                            60,795,615       2,557,049                     63,352,664
  Accumulated Deficit                                                 (66,193,409)     (3,582,475)      3,374,163    (66,401,721)
                                                                     ------------    ------------    ------------   ------------

Total Stockholders' Equity                                             (5,878,154)     (1,020,878)      3,369,663     (3,529,369)
                                                                     ------------    ------------    ------------   ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     31,231    $  5,515,565    $         --   $  5,546,796
                                                                     ============    ============    ============   ============

                       See Notes to Financial Statements.

                         QUEST MINERALS AND MINING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Amounts and disclosures at and for the Nine Months Ended September 30, 2008
                            and 2007 are Unaudited)

NOTE 17 - SUBSEQUENT EVENTS

         On October 21, 2008, the Company approved a 1 for 10 reverse stock split of the corporation's outstanding common stock. Due to the market price and the number of shares of common stock outstanding, management felt it was in the best interests of the Corporation and its stockholders to effect the Reverse Stock Split. The Corporation's Articles of Incorporation, as amended, provide that the corporation may, by resolutions of the board of directors and without approval or consent of the stockholders of the Corporation, adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, without correspondingly increasing or decreasing the number of authorized shares of shares of such class or series, provided that the recapitalization does not require any amendment to the Articles of Incorporation of the corporation. The Reverse Stock Split has a record date of November 3, 2008 and an effective date of November 4, 2008. Additionally, the Board of Directors authorized the Company to issue up to 500 shares of common stock for rounding up of any fractions shares resulting from the Reverse Stock Split. In conjunction with the reverse stock split, the Company's stock symbol on the OTC Bulletin Board Symbol will change to QMLM. All references to the issuance of common stock and warrants have been retroactively adjusted to account for this subsequent event.

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

         Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest's wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of .the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company's financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. The company is currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. The company intends to continue its mining operations at Pond Creek mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to December 15, 2008 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco's contracts.

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

Fair Value

         Quest's financial instruments, as defined by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at September 30, 2008.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

                                          Three Months Ended             Nine Months Ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                          2008           2007           2008           2007
                                      -----------    -----------    -----------    -----------
Net sales                             $   223,392    $    43,543    $   282,479    $    99,420
Production costs                           97,147        114,479        407,318        520,982
Selling, general and administrative     1,463,375        766,368      2,203,719      3,649,526
Interest                                   85,420         84,423        238,297        301,622
Stock Compensation Expense                582,500             --        582,500             --
Depreciation and amortization              35,512         25,936         87,736         69,421
Beneficial Conversion Feature             887,753             --      4,411,008        292,500
                                      --------------------------------------------------------
Operating income (loss)               $(2,928,315)   $  (947,363)   $(7,648,099)   $(4,554,631)
                                      --------------------------------------------------------

Comparison of the three months ended September 30, 2008 and 2007

         Net sales. We had $223,392 in revenues during the three months ended September 30, 2008, as compared to $43,353 for the three months ended September 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in July 2008. We generated revenues of $223,392 after reopening the mine in July 2008. In the second quarter of 2007, we resumed mining operations at our Pond Creek Mine at Slater's Branch and generated revenues of $43,543 during the three months ended September 30, 2007.

         Production costs. Production costs decreased to $97,147 for the three months ended September 30, 2008 as compared to $114,479 for the three months ended September 30, 2007. Our production costs in the third quarter of 2008 were related to shipping costs, royalties and taxes associated with the coal sold during the period. In the third quarter 2007, we had recently resumed mining operations at its Pond Creek Mine at Slater's Branch. However, during the quarter ended September 30, 2007, we were required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. The difference in production costs for 2008 versus the comparable period in 2007 can be attributed to reclassification of production costs as expenses under selling, general and administrative expenses.

         Selling, general, and administrative. Selling, general and administrative expenses increased to $1,463,375 for the three months ended September 30, 2008 from $766,368 for the three months ended September 30, 2007. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of preferred stock at a discount to the market price for common stock, resulting in approximate $4,026,484 associated with equity conversions. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $763,400 during the three months ended September 30, 2008. The selling, general, and administrative expenses for the three months ended September 30, 2007 result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $665,000 in non-cash expenses.

         Interest. Interest expense decreased to $85,420 for the three months ended September 30, 2008, from $84,423 for the three months ended September 30, 2007. Quest's interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results from additional borrowings, which was offset by the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock and reduced interest rates on refinanced debts.

         Stock compensation expense. We incurred stock compensation expenses of $582,500 for the three months ended September 30, 2008, as opposed to $0 for the three months ended September 30, 2007. The expense in the third quarter of 2008 results from the issuance of stock in the third quarter of 2008.

         Depreciation and amortization. Depreciation expense increased to $35,512 for the three months ended September 30, 2008, from $25,936 for the three months ended September 30, 2007. Our depreciation expense increased primarily as a result of putting additional equipment into service in the 2008 fiscal year.

         Beneficial conversion expense. We incurred beneficial conversion expense of $887,753 for the three months ended September 30, 2008, as opposed to $0 for the three months ended September 30, 2007. The expense in the third quarter of 2008 results from the issuance of convertible debt.

         Operating loss. We incurred an operating loss of $2,928,315 for the three months ended September 30, 2008, compared to an operating loss of $947,336 for the three months ended September 30, 2007. We had higher operating losses in the second quarter of 2008 as compared to the second quarter of 2007 primarily from significantly increased beneficial conversion and stock compensation expenses.

Comparison of the nine months ended September 30, 2008 and 2007

         Net sales. We had $282,479 in revenues during the nine months ended September 30, 2008, as compared to $99,420 for the nine months ended September 30, 2007. In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in the July 2008. We generated revenues of $282,479 as a result of coal produced in connection with remediation of the mine prior to opening and subsequent to opening in July 2008. In the second quarter of 2007, we resumed mining operations at our Pond Creek Mine at Slater's Branch and generated initial revenues of $99,420. Before that time, we had not been generating revenues from any of its mines since June 2005, when, due to equipment breakdowns and a lack of working capital, we had to shut down the mines.

         Production costs. Production costs decreased to $407,318 for the nine months ended September 30, 2008 as compared to $520,982 for the nine months ended September 30, 2007. Our production costs in the first three quarters of 2008 were related to shipping costs, royalties and taxes associated with the coal sold during the period. In the second quarter 2007, we had resumed mining operations at its Pond Creek Mine at Slater's Branch. However, during the quarter ended September 30, 2007, we were required to conduct extensive rehabilitation of the mine, which resulted in production costs well in excess of the revenue generated. The difference in production costs for 2008 versus the comparable period in 2007 can be attributed to reclassification of production costs as expenses under selling, general and administrative expenses.

         Selling, general, and administrative. Selling, general and administrative expenses decreased to $2,203,719 for the nine months ended September 30, 2008 from $3,649,526 for the nine months ended September 30, 2007. The selling, general, and administrative expenses result primarily from the issuance of shares of common stock upon conversion of preferred stock at a discount to the market price for common stock, resulting in approximate $4,026,484 associated with equity conversions. The Company also issued shares of common stock for services, resulting in an additional non-cash expense of approximately $763,400 during the three months ended September 30, 2008. The selling, general, and administrative expenses for the three months ended September 30, 2007 result primarily from the issuance of shares of common stock upon conversion of debt at a discount to the market price for common stock and from the issuance of shares of common stock upon exercise of warrants at a discount to the market price for common stock, resulting in approximate $665,000 in non-cash expenses.

         Interest. Interest expense decreased to $238,927 for the nine months ended September 30, 2008, from $301,622 for the nine months ended September 30, 2007. Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004. The decrease in interest expense results from additional borrowings, which was offset by the reduction of our outstanding indebtedness by means of conversions of such indebtedness into common stock and reduced interest rates on refinanced debts.

         Stock compensation expense. We incurred stock compensation expenses of $582,500 for the nine months ended September 30, 2008, as opposed to $0 for the nine months ended September 30, 2007. The expense in the first three quarters of 2008 results from the issuance of stock in the first three quarters of 2008.

         Depreciation and amortization. Depreciation expense increased to $87,736 for the nine months ended September 30, 2008, from $69,421 for the nine months ended September 30, 2007. Our depreciation expense increased primarily as a result of putting additional equipment into service in the 2008 fiscal year.

         Beneficial conversion expense. We incurred beneficial conversion expense of $4,411,008 for the nine months ended September 30, 2008, as opposed to $292,500 for the nine months ended September 30, 2007. The expense in the fist six months of 2008 results from the issuance of convertible debt.

         Operating loss. Quest incurred an operating loss of $7,648,099 for the nine months ended September 30, 2008, compared to an operating loss of $4,554,631 for the nine months ended September 30, 2007. We had higher operating losses in the second quarter of 2008 as compared to the second quarter of 2007 primarily from significantly increased beneficial conversion expenses.

Liquidity and Capital Resources

         We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations until June 30, 2005, and through issuance of debt and equity securities. Our working capital deficit at September 30, 2008 was $7,866,578. We had cash of $31,231 as of September 30, 2008.

         We used $552,295 of net cash in operating activities for the nine months ended September 30, 2008, compared to using $834,051 in the nine months ended September 30, 2007. Cash used in operating activities for the nine months ended September 30, 2008 was mainly due to a gain on derivatives of $2,356,890, which offset our operating losses. This was offset by non-cash expenses of $87,736 in depreciation and amortization, $736,400 of stock issued for services, $4,026,484 for warrant issuances and conversions expenses, $4,647,553 for loss on debt conversion settlements, $27,000 of decrease in prepaid expenses, $358,279 for increase in DIP payables, and an increase of accounts payable and accrued expenses of $541,930.

         Net cash flows provided by investing activities was $174,815 for the nine months ended September 30, 2008, resulting from the purchase of equipment through a capital lease as compared to $84,371 of net cash flows used by investing activities for the comparable period in 2007.

         Net cash flows provided by financing activities were $404,247 for the nine months ended September 30, 2008, compared to net cash flows provided by financing activities of $933,049 for the nine months ended September 30, 2007. This decrease in net cash provided by financing activities is due to Quest's borrowings of $1,076,796, offset by repayment of $672,549 of debt.

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

         On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company's wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 in post-petition debt from a pre-petition creditor pursuant to a Debtor-In -Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the total facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008. As of the date of this report, the creditor has not requested payment. It is anticipated that these loans will be repaid at confirmation of the confirmation hearing for the Chapter 11 proceeding with an exit financing facility.

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

                           PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Litigation

Potential SEC Action. On October 31, 2008, we received a Wells notice (the "Notice")from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the "Commission") stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. We contend that we have not committed any wrongdoing or the violations referred to in the Notice. We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us. If any enforcement proceeding is instituted by the Commission, we will defend the action. We cannot predict the outcome or timing of this matter.

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco's assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. We are currently overseeing Gwenco's operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. We are currently seeking court approval for debtor in possession financing from holders of Gwenco's existing debt obligations in order to fund operating expenses. We intend to continue our mining operations at Pond Creek Mine at Slater's Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to December 15, 2008 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco's contracts.

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

ITEM 2 - CHANGES IN SECURITIES

(a) During the quarter ended September 30, 2008, Quest issued an aggregate of 13,367,725 shares of common stock (which number reflects the 1 for 10 reverse split effected on November 4, 2008) upon conversions of various convertible notes and a judgment. The aggregate principal and interest amount of these notes/judgment that were converted was $133,677.25. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

         During the quarter ended September 30, 2008, Quest issued an aggregate of 9,268,112 shares of common stock (which number reflects the 1 for 10 reverse split effected on November 4, 2008) upon conversion of 157,883 shares of its series A preferred stock. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)      None.

(b)      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please see our Definitive Information Statement in Form 14C filed with the SEC on August 15, 2008, which is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION

Please see our Current Report in Form 8-K filed with the SEC on September 9, 2008, which is incorporated herein by reference.

ITEM 6 - EXHIBITS

Item
No.     Description                                            Method of Filing
----    ----------------------------------------------------   ----------------
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


                                       QUEST MINERALS & MINING CORP.

November 19, 2008                      /s/ Eugene Chiaramonte, Jr.
                                       -----------------------------------------
                                       Eugene Chiaramonte, Jr.
                                       President
                                       (Principal Executive Officer and
                                       Principal Accounting Officer)