Form 10-K
period 2008-12-31
Quest Minerals & Mining Corp
filed 2009-04-15
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-32131

QUEST MINERALS & MINING CORP.
(Name of small business issuer as specified in its charter)

Utah	87-0429950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18B East 5th Street Paterson, NJ 07524 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (973) 684-0075
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   X   No

As of March 31, 2009, 863,364,471 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

This annual report on Form 10-K does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K; executive compensation required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-K to provide the missing information once it becomes available.

 PART I

Quest Minerals & Mining Corp., including all its subsidiaries, are collectively referred to herein as “Quest Minerals,” “Quest,” “the Company,” “us,” or “we.”

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

Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams.  In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

Fiscal 2008 and First Quarter 2009 Developments

Logan & Kanawha Purchase Order.  In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million of coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company.  We recognized approximately $746,000 in gross revenues for delivery of coal under this purchase order in fiscal 2008.  However, due to economic conditions, this purchase order was not renewed in 2009.

Rehabilitation and Reopening of Pond Creek Mine.  In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine.  In February 2007, Gwenco’s engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek.  Gwenco had retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007.  The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007.  The company completed all rehabilitation the week of July 30, 2007.  In January 2008, we retained White Star Mining to conduct all mining and rehabilitation operations at Pond Creek.  White Star retained all necessary permits to being mining operations in February 2008 and completed all necessary additional rehabilitation thereafter. We resumed mining operations in July 2008.

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

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of .the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  The company is currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  The company intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to June 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco's contracts.

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

Industry Overview

Coal is the second most widely used form of energy in the United States, accounting for nearly one-fourth of the nation’s total energy consumption, according to the BP Statistical Review of World Energy (“BP”), June 2007.  In 2006, coal was the fuel source of 50% of the electricity generated nationwide, as reported by the Energy Information Administration (“EIA”), a statistical agency of the United States Department of Energy.

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

End Use	% of Total
Electrical Power	93%
Other Industrial	5%
Coke	2%
Residential and Commercial	<1%
Total	100%

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

Electricity Generation Source	Cost per million Kilowatt Hours
Oil	$14.69
Natural Gal	$7.97
Coal	$2.19
Nuclear	$1.84

    There are factors other than fuel cost that influence each utility’s choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors.  The breakdown of United States electricity generation by fuel source in 2006, as estimated by EIA, is as follows:

Electricity Generation Source	% of Total Electricity Generation
Coal	50%
Nuclear	20%
Natural Gas	19%
Hydroelectric	7%
Oil and other (solar, wind, etc.)	4%
Total	100%

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

According to the World Coal Institute (“WCI”), in 2006, the United States ranked seventh among worldwide exporters of coal.  Australia was the largest exporter, with other major exporters including Indonesia, China, South Africa, Russia, Columbia and Canada.  According to EVA, United States exports increased by 19% from 2006 to 2007.  The usage breakdown for 2007 was that United States exports of 59 million tons were 45% for electricity generation and 55% for steel production.  In 2007, the United States coal exports were shipped to more than 30 countries.  The largest purchaser of United States exported utility coal in 2007 continued to be Canada, which took 14.6 million tons, or 55%, of total utility coal exports.  This was down 4% compared to the 15.2 million tons exported to Canada in 2006.  Overall steam coal exports increased 22% in 2007 compared to 2006.  The largest purchasers of United States exported metallurgical coal were Brazil, which imported approximately 6.5 million tons, or 20%, and Canada, which imported 3.7 million tons, or 12%.  In total, metallurgical coal exports increased 16% in 2007 compared to 2006.

Depending on the relative strength of the United States dollar versus currencies in other coal producing regions of the world, United States producers may export more or less coal into foreign countries as they compete on price with other foreign coal producing sources.  Likewise, the domestic coal market may be impacted due to the relative strength of the United States dollar to other currencies, as foreign sources could be cost-advantaged based on a coal producing region’s relative currency position.  During 2007, the United States dollar weakened, making imported coal less competitive with United States produced coal, and positively impacting the competitiveness of United States exports in some overseas markets.

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

For utility coal buyers, the primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers.  Low sulfur coals, such as those produced in the western United States and in Central Appalachia, generally demand a higher price due to restrictions on sulfur emissions imposed by the Clean Air Act of 1963 (“Clean Air Act”) and the volatility in SO2 allowance prices that occurred in recent years when the demand for all specifications of coal increased.  SO2 allowances permit utilities to emit a higher level of SO2 than otherwise required under the Clean Air Act regulations.  The demand and premium price for low sulfur coal is expected to diminish as more utilities install scrubbers at their coal-fired plants.  Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser.  Offshore export shipments are normally sold at the ship-loading terminal, with the purchaser paying the ocean freight.  According to the National Mining Association (“NMA”), approximately two-thirds of United States coal production in recent years was shipped via railroads.  Final delivery to consumers often involves more than one transportation mode.  A significant portion of United States production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

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

Quest is also seeking to diversify its operations into other sectors of the energy industry, including the oil and gas sector.  Quest’s coal miners collectively have over 50 years of mining experience.  Quest may also engage key industry experts to assist in the analysis and funding of these properties.  Quest management believes that a successful diversification into the oil and gas field would provide Quest with an opportunity to improve its results of operations while hedging on coal production and prices.

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

Competition

The coal industry in the United States is highly competitive.  Quest competes with many large producers and other small coal producers.  Quest also competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply.  Continued demand for coal is also dependent on factors outside of Quest’s control, including demand for electricity, environmental and governmental regulations, weather, technological developments, and the availability and cost of alternative fuel sources.

The price at which Quest’s production can be sold is dependent upon a variety of factors, many of which are beyond Quest’s control.  Quest sells coal on the spot-market and seeks to sell coal under long-term contracts.  Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis.  In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which Quest’s production can be sold.  Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves, transportation costs and labor availability and cost.  Underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining.  In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to excess coal production capacity in the United States.  Competition resulting from excess capacity has encouraged producers to reduce prices and to pass productivity gains through to customers.  Demand for Quest’s low sulfur coal and the prices that Quest will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances.

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

Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented.  It is possible that Quest’s costs will not permit it to compete effectively with other producers seeking to provide coal to a customer; however, it is Quest’s goal to maintain low production costs, offer a variety of products and have develop access to multiple transportation systems that will enable it to compete effectively with other producers.

Environmental, Safety and Health Laws and Regulations

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permitting and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, water appropriation and legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, and storage of petroleum products and substances that are regarded as hazardous under applicable laws.  The possibility exists that new legislation or regulations may be adopted that could have a significant impact on our mining operations or on our customers’ ability to use coal.

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

Mine Safety and Health

Stringent health and safety standards have been in effect since Congress enacted the Federal Coal Mine Health and Safety Act of 1969.  The Federal Coal Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed safety and health standards on all aspects of mining operations.  A further expansion occurred in June 2006 with the enactment of the Mine Improvement and New Emergency Response Act of 2006 (“MINER Act”).

The MINER Act and related Mine Safety and Health Administration (“MSHA”) regulatory action require, among other things, improved emergency response capability, increased availability of emergency breathable air, enhanced communication and tracking systems, more available mine rescue teams, increased mine seal strength and monitoring of sealed areas in underground mines, as well as larger penalties by MSHA for noncompliance by mine operators.  Coal producing states, including West Virginia and Kentucky, passed similar legislation.  The bituminous coal mining industry was actively engaged throughout 2007 in activities to achieve compliance with these new requirements.  These compliance efforts will continue into 2008.

On February 8, 2008, MSHA published a final rule that revises existing standards for mine rescue teams for underground coal mines.  This final rule implements Section 4 of the MINER Act to improve overall mine rescue capability, mine emergency response time, and mine rescue team effectiveness.  It also calls for increased quantity and quality of mine rescue team training.  Additional substantive legislation is also possible in 2008 with the passage by the United States House of Representatives in January 2008 of the Supplementary Mine Improvement and New Emergency Response Act, (“S-MINER Act”).  The House legislation augments portions of the MINER Act and proposes changes to retreat mining practices, study of substance abuse issues, and the use of coal dust monitors to reduce miner respirable dust exposure.

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

Our goal is sustainable excellence in our safety and health performance.  We are committed to doing our best, and then learning to do even better.  We recognize each employee’s and consultant’s contributions to our collective safety and health efforts and reward outstanding performance.  We measure our success in this area primarily through the use of occupational injury and illness frequency rates.  We believe that a superior safety and health regime is inherently tied to achieving productivity and financial goals, with overarching benefits for our shareholders, the community, and the environment.

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

Environmental Laws

Surface Mining Control and Reclamation Act.  The Surface Mining Control and Reclamation Act, (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection and reclamation standards for all aspects of surface mining as well as many aspects of deep mining.  The SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan.  In addition, the Abandoned Mine Land Fund, which is part of the SMCRA, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The maximum tax is $0.315 per ton on surface-mined coal and $0.135 per ton on deep-mined coal.  A mine operator must submit a bond or otherwise secure the performance of its reclamation obligations.  Mine operators must receive permits and permit renewals for surface mining operations from the OSM or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority.  We accrue for reclamation and mine-closing liabilities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).

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

Clean Air Act.  Coal contains impurities, including sulfur, mercury, chlorine, nitrogen oxide, and other elements or compounds, many of which are released into the air when coal is burned.  The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxide and mercury.  Although these regulations apply directly to impose certain requirements for the permitting and operation of our mining facilities, by far their greatest impact on us and the coal industry generally is the effect of emission limitations on utilities and other customers.  Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these air pollution standards.  The United States Environmental Protection Agency (“EPA”) has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation.  The general effect of such tighter restrictions could be to reduce demand for coal.  This in turn may result in decreased production and a corresponding decrease in revenue and profits.

 National Ambient Air Quality Standards.  In 1997, EPA adopted a new National Ambient Air Quality Standard (“NAAQS”) for very fine particulate matter and a more stringent NAAQS for ozone.  Ozone is produced by a combination of two precursor pollutants: volatile organic compounds and nitrogen oxide, a by-product of coal combustion.  States were required to submit to EPA revisions to their State Implementation Plans (“SIPs”) that demonstrate the manner in which the states will attain the fine particulate NAAQS by December 18, 2007.  The ozone NAAQS has been the subject of litigation and, during the course of this litigation, EPA has proposed revisions to the ozone NAAQS that are more stringent than the standards being litigated.  EPA intends to begin the promulgation process for the new, more stringent ozone NAAQS in the spring of 2008.  Revised SIPs could require electric power generators to further reduce nitrogen oxide and sulfur dioxide emissions.  In addition to the SIP process, the Clean Air Act permits states to assert claims against sources in other “upwind” states alleging that emission sources including coal fired power plants in the upwind states are preventing the “downwind” states from attaining a NAAQS.  All these actions could result in additional controls being required on coal fired power plants and we are unable to predict the effect on coal production.

Acid Rain Control Provisions.  The acid rain control provisions promulgated as part of the Clean Air Act Amendments of 1990 in Title IV of the Clean Air Act (“Acid Rain program”) required reductions of sulfur dioxide emissions from power plants.  The Acid Rain program is now a mature program and we believe that any market impacts of the required controls have likely been factored into the price of coal in the national coal market.

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

New Source Review Program.  Under the Clean Air Act, new and modified sources of air pollution must meet certain new source standards (“New Source Review Program”).  In the late 1990s, the EPA filed lawsuits against many coal-fired plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards.  Some of these lawsuits have been settled, with the owners agreeing to install additional pollution control devices in their coal-fired plants.  The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact utilities’ demand for coal in general or coal with certain specifications, including the coal produced by us.

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

Comprehensive Environmental Response, Compensation and Liability Act.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment.  Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners, and lessees and others regardless of fault or the legality of the original disposal activity.  Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA.  In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute.  Under the EPA’s Toxic Release Inventory process, companies are required annually to report the use, manufacture, or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment, and ash received for mine placement from power generation customers.  Our current and former coal mining operations may incur expenditures associated with the investigation and remediation of facilities and environmental conditions under CERCLA.

           Operations - Permitting; Compliance.  Quest has obtained all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws.  Quest currently is, and intends to ramin in compliance in all material respects with such permits and intends to routinely correct in a timely fashion violations of which it receives notice in the normal course of operations.  The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal.  The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits.  However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000.  It is impossible to predict the full impact of future judicial, legislative, or regulatory developments on Quest’s operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

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

Coal Reserves

Quest estimates that, as of December 31, 2008, it has total recoverable reserves of approximately twelve million tons consisting of both proven and probable reserves.  “Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.  “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect.  Approximately three million tons of Quest’s reserves are classified as proven reserves.  “Proven (Measured) Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  None of Quest’s reserves are classified as probable reserves.  “Probable reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Information about Quest’s reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by its contracted engineers, geologists, and finance associates.  Reserve estimates are updated as deemed necessary by management using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources.  Coal tonnages are categorized according to coal quality, seam thickness, mineability, and location relative to existing mines and infrastructure.  In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart.  Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart.  Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal.  These criteria include seam height, roof and floor conditions, yield and marketability.

As with most coal-producing companies in Central Appalachia, all of Quest’s coal reserves are controlled pursuant to leases from third party landowners.  These leases convey mining rights to the coal producer in exchange for a per ton or percentage of gross sales price royalty payment to the lessor.  The royalties for coal reserves from Quest’s producing properties was approximately $55,000 for the year ended December 31, 2007 and $55,000 for the year ended December 31, 2006.

Employees

Quest currently employs one person, our President, Eugene Chiaramonte, Jr.  All other personnel who provide services for Quest, whether in administration or in mining operations, either work on an independent contractor basis or work for White Star Mining under a contract mining arrangement.  None of Quest’s employees are represented by a labor union, and Quest has not entered into a collective bargaining agreement with any union.  Quest has not experienced any work stoppages and believes that it has good relations with its employees.

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

An investment in Quest common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this report before investing in Quest common stock.  Quest’s business and results of operations could be seriously harmed by any of the following risks.  The trading price of Quest’s common stock could decline due to any of these risks, and you may lose part or all of your investment.

We may become subject to an SEC enforcement action.  On October 31, 2008, we received a Wells notice (the "Notice") from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the "Commission") stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b),  3(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. We contend that we have not committed any wrongdoing or the violations referred to in the Notice.  We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us.  If any enforcement proceeding is instituted by the Commission, we will defend the action.  We cannot predict the outcome or timing of this matter.

Our wholly owned subsidiary, Gwenco, Inc., has filed for bankruptcy protection.   On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  We are currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  We are currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  We intend to continue our mining operations at Pond Creek Mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against us in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while we are in bankruptcy.  On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000.  In February 2008, Gwenco submitted a preliminary plan of reorganization to the court for approval.  The court currently has set a June 2009 date for a hearing on confirmation on the plan or reorganization.  If we are unable to procure sufficient debtor in possession financing and/or if we are unable to negotiate an acceptable plan of reorganization with Gwenco’s creditors, we may be forced to file for protection under Chapter 7 of the U.S Bankruptcy Code and liquidate all or Gwenco’s assets, in which case, Quest would cease to have an operating business.

We have only recently recommenced mining operations, and it is possible that we may need to stop mining again if we have insufficient working capital.  Due to lack of working capital, Quest was forced to cease mining operations at the Pond Creek mine at Slater’s Branch, Kentucky in June 2005.  In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine.  In February 2007, Gwenco’s engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed a one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek.  Gwenco had retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007.  The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007.  In January 2008, Quest retained White Star Mining to conduct all mining operations at Pond Creek.  White Star retained all necessary permits to being mining operations in February 2008, and Quest resumed mining operations in July 2008.  However, it is possible that Quest may not be able to maintain sufficient working capital to continue mining operations and that we may need to cease operations again in the future.

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

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders. As of December 31, 2008, approximately 2,874,051,620 shares of our common stock were required for issuance upon exercise or conversion of the following securities: (i) 2,827,473,620 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion); (ii) 46,578,000 shares of common stock issuable upon conversion of our Series A Preferred. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders. In addition, any decrease in our stock price will result in additional shares of common stock required for issuance upon exercise or conversion of the securities set forth above.

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

The issuance of shares of common stock to consultants may substantial dilution to our existing stockholders.  We have established, and my establish in the future additional, stock incentive plans under which we may issue various types of awards, including common stock awards.  We currently pay certain consultants and may continue to pay consultants in the future with stock awards under these plans.  The issuance of stock awards to consultants will have the effect of notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock

Quest’s former President and Chief Executive Officer has been convicted by a federal jury, which may negatively effect the public’s perception of Quest and its operations.   In May, 2006, a federal grand jury indicted Mr. Runyon, Ms. Holbrook, James Daniel Stollings, and Quest’s former President and Chief Executive Officer, William R. Wheeler on charges of bank fraud.  Mr. Wheeler resigned as an officer or director of Quest on May 31, 2006.  In connection with the indictments, Mr. Runyon and Ms. Holbrook each pled guilty.  In December 2006, a federal jury convicted Mr. Stollings and Mr. Wheeler of bank fraud.  Mr. Wheeler has appealed the conviction.  Quest denies any wrongdoing in connection with these matters. Although Quest does not believe that this conviction will affect the business plans of Quest, it is possible that Mr. Wheeler, Quest, or one or more of Quest’s subsidiaries may be the subject of civil or administrative actions based on the allegations set forth in the indictment.  As a result, Quest may incur civil or administrative liability based on these allegations.  Further, it is possible that the public perception of Quest may be negatively affected by these allegations, which in turn may cause a drop in the market price of Quest’s common stock.

Quest will need to continue to finance its operations through additional bank borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern.  Quest had a working capital deficit as of December 31, 2008.  As of the date of this annual report, Quest does not believe that it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2008 through cash flows generated from operations.  Quest will need to continue to finance its operations through additional borrowings or other capital financings.  Quest’s collateral may not be sufficient to borrow additional amounts at such time.  Quest may also seek equity financing in the form of a private placement or a public offering.  Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all.  If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

Quest has substantial indebtedness outstanding, and its operations are significantly leveraged.   In order to finance its operations, Quest has incurred substantial indebtedness.  Quest is not in compliance with its debt covenants under its loan agreements, and it has defaulted on substantially all of its loan obligations, which has resulted in lawsuits, judgments, and foreclosure proceedings against Quest and its assets.  Quest has no cash flows from operations, and without additional financing or cash flows from operations, it cannot service its debt obligations.  Quest’s subsidiary, Gwenco, Inc., has already filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Quest is currently negotiating with its creditors to reorganize and restructure its debt obligations, both within the Chapter 11 reorganization at the Gwenco level and outside the Chapter reorganization at other corporate levels, but if it is unable to do so, there is a significant chance that Quest or its other subsidiaries may be forced to seek protection under the U.S. Bankruptcy code, or that its creditors could foreclose on its remaining assets, in which case it would cease to continue as a going concern.

Quest may be unable to continue as a going concern, in which case its securities will have little or no value.  Quest’s independent auditor has noted in its report concerning Quest’s financial statements as of December 31, 2008 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  As shown in the consolidated financial statements included in this report, Quest has incurred recurring losses from operations in 2008 and 2007, and has an accumulated deficit and a working capital deficit as of December 31, 2008. These conditions raise substantial doubt as to Quest’s ability to continue as a going concern.  It is possible that Quest will not achieve operating profits in the future.

The level of Quest’s indebtedness could adversely affect its ability to grow and compete and prevent it from fulfilling its obligations under its contracts and agreements.  Quest has significant debt, lease, and royalty obligations.  Its ability to satisfy debt service, lease, and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that it serves as well as financial, business and other factors, many of which are beyond its control.  Quest may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease, and royalty payment obligations or its other liquidity needs.

Quest’s relative amount of debt could have material consequences to its business, including, but not limited to, the following: (i) making it more difficult to satisfy debt covenants and debt service, lease payment, and other obligations; (ii) increasing its vulnerability to general adverse economic and industry conditions; (iii) limiting its ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures, or other general corporate requirements; (iv) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures, or other general corporate purposes; (v) limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; or (vi) placing it at a competitive disadvantage when compared to competitors with less relative amounts of debt.

If transportation for Quest’s coal becomes unavailable or uneconomic for its customers, Quest’s ability to sell coal could suffer.  Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make some of Quest’s operations less competitive than other sources of coal.  Coal producers depend upon rail, barge, trucking, overland conveyor, and other systems to deliver coal to markets.  While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair Quest’s ability to supply coal to its customers and thus could adversely affect Quest’s results of operations.  For example, the high volume of coal shipped from one region of mines could create temporary congestion on the rail systems servicing that region.

Risks inherent to mining could increase the cost of operating Quest’s business.  Quest’s mining operations are subject to conditions beyond its control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time.  These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock, and other natural materials and variations in geologic conditions.  In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide.  In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations.  Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal.  According to the Energy Information Administration’s Emissions of Greenhouse Gases in the United States 2002, coal accounts for 30% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions.  Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on Quest’s financial condition or results of operations.

Quest’s future success depends upon its ability to continue acquiring and developing coal reserves that are economically recoverable.  Quest’s recoverable reserves decline as it produces coal.  Quest has not yet applied for the permits required or developed the mines necessary to use all of its reserves.  Furthermore, Quest may not be able to mine all of its reserves as profitably as it does at its current operations.  Quest’s future success depends upon its conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves.  Quest’s planned mine development projects and acquisition activities may not result in significant additional reserves, and it may not have continuing success developing additional mines.  Most of Quest’s mining operations are conducted on properties owned or leased by Quest.  Because title to most of its leased properties and mineral rights are not thoroughly verified until a permit to mine the property is obtained, Quest’s right to mine some of its reserves may be materially adversely affected if defects in title or boundaries exist.  In addition, in order to develop its reserves, Quest must receive various governmental permits.  Quest cannot predict whether it will continue to receive the permits necessary for it to operate profitably in the future.  Quest may not be able to negotiate new leases from the government or from private parties or obtain mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease.  From time to time, Quest has experienced litigation with lessors of our coal properties and with royalty holders.

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

Quest’s ability to operate effectively could be impaired if it loses key personnel.  Quest manages its business with a number of key personnel, the loss of a number of whom could have a material adverse effect on Quest.  In addition, as its business develops and expands, Quest believes that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel.  It is possible that key personnel will not continue to be employed by Quest and that we will be not able to attract and retain qualified personnel in the future. Quest does not have “key person” life insurance to cover its executive officers. Failure to retain or attract key personnel could have a material adverse effect on Quest.

Coal markets are highly competitive and affected by factors beyond Quest’s control.   Quest competes with coal producers in various regions of the U.S. for domestic sales and with both domestic and overseas producers for sales to international markets.  Continued domestic demand for Quest’s coal and the prices that it will be able to obtain primarily will depend upon coal consumption patterns of the domestic electric utility industry and the domestic steel industry.  Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power.  Consumption by the domestic steel industry is primarily affected by the demand for U.S. steel.  Quest’s sales of metallurgical coal are dependent on the continued financial viability of domestic steel companies and their ability to compete with steel producers abroad.  The cost of ocean transportation and the valuation of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of Quest’s coal as it competes on price with other foreign coal producing sources.

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

Quest depends on continued demand from its customers.  Reduced demand from Quest’s largest customers could have an adverse impact on its ability to achieve its projected revenue.  When Quest’s contracts with its current customers reach expiration, it is possible that that the customers will not extend or enter into new long-term contracts or, in the absence of long-term contracts, that they will not continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing agreements.

Quest faces numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond Quest’s control.  As a result, estimates of economically recoverable coal reserves are by their nature uncertain.  Information about Quest’s reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by Quest’s staff.  Some of the factors and assumptions that impact economically recoverable reserve estimates include the following:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects on regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties may vary substantially.  As a result, Quest’s estimates may not accurately reflect its actual reserves. Actual production, revenues, and expenditures with respect to its reserves will likely vary from estimates, and these variances may be material.

Union represented labor creates an increased risk of work stoppages and higher labor costs.  As of December 31, 2008, none of Quest’s workforce was represented by a union.  However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor.  Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years.  If some or all of Quest’s current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs.  Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

Severe weather may affect Quest’s ability to mine and deliver coal. Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect Quest’s ability to produce, load, and transport coal.

Shortages of skilled labor in the Central Appalachian coal industry may pose a risk to achieving high labor productivity and competitive costs.  Coal mining continues to be a labor intensive industry.  In 2001, the coal industry experienced a shortage of trained coal miners in the Central Appalachian region causing many companies to hire mine workers with less experience. While Quest did not experience a comparable labor shortage in 2003, if another such shortage of skilled labor were to arise, Quest’s productivity could decrease and our costs could increase.  Such a lack of skilled miners could have an adverse impact on Quest’s labor productivity and costs and its ability to expand production in the event there is an increase in the demand for coal.

If the coal industry experiences overcapacity in the future, Quest’s profitability could be impaired.  Historically, a growing coal market and increased demand for coal attract new investors to the coal industry, spur the development of new mines and result in added production capacity throughout the industry, all of which can lead to increased competition and lower coal prices.  Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers.  Any overcapacity could reduce coal prices and therefore reduce Quest’s revenues.

Terrorist attacks and threats, escalation of military activity in response to such attacks, or acts of war may negatively affect Quest’s cash flows, results of operations, or financial condition. Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect Quest’s cash flows, results of operations, or financial condition.  Quest’s business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war.  Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting Quest’s customers may materially adversely affect its operations.  As a result, there could be delays or losses in transportation and deliveries of coal to Quest’s customers, decreased sales of its coal, and extension of time for payment of accounts receivable from its customers.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any, or a combination, of these occurrences could have a material impact on Quest’s cash flows, results of operations, or financial condition.

Quest may not be able to identify quality strategic acquisition candidates, and if it does make strategic acquisitions, it may not be able to successfully integrate their operations.  Quest intends to acquire companies in the coal mining industry that offer complementary products and services to its current business operations.  For each acquisition, Quest will be required to assimilate the operations, products, and personnel of the acquired business and train, retain, and motivate its key personnel.  Quest may be unable to maintain uniform standards, controls, procedures, and policies if it fails in these efforts.  Similarly, acquisitions may subject Quest to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in its operations and divert management’s attention from day-to-day operations, which could impair Quest’s relationships with its current employees, customers, and strategic partners.  Quest may have to incur debt or issue equity securities to pay for any future acquisitions.  The issuance of equity securities could be substantially dilutive to Quest’s stockholders.  In addition, Quest’s profitability may suffer because of acquisition related costs.  Quest currently has no agreements or commitments concerning any such additional acquisitions, and it may not be able to identify any companies that satisfy its acquisition criteria.

The government extensively regulates Quest’s mining operations, which imposes significant costs on Quest, and future regulations could increase those costs or limit Quest’s ability to produce coal.  Federal, state, and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability.  In addition, significant legislation mandating specified benefits for retired coal miners affects Quest’s industry.  Numerous governmental permits and approvals are required for mining operations.  Quest is required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.  The costs, liabilities, and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production.  The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect Quest’s mining operations, its cost structure, and/or its customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require Quest or its customers to change operations significantly or incur increased costs.  The majority of Quest’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.  These factors and legislation, if enacted, could have a material adverse effect on Quest’s financial condition and results of operations.

There is a limited active trading market for Quest shares.  Quest common stock is traded on the OTC Bulletin Board under the symbol “QMLM.OB.”  Trading activity in Quest common stock has fluctuated widely and at times has been limited.  Quest considers its common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for Quest’s stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for Quest stock.

Quest’s common stock is considered to be a “penny stock” and, as such, the market for Quest common stock may be further limited by certain SEC rules applicable to penny stocks.   As long as the price of Quest’s common stock remains below $5.00 per share or Quest has net tangible assets of $2,000,000 or less, Quest’s common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations make it more difficult for brokers to sell Quest common shares and limit the liquidity of Quest’s securities.

Quest has no immediate plans to pay dividends.  Quest has not paid any cash dividends to date and does not expect to pay dividends for the foreseeable future.

Our sole officer and director controls our voting rights, and as long as he does, he will be able to control the outcome of stockholder voting.  Quest’s sole officer and director is the owner of all of the outstanding shares of Quest’s Series C Preferred Stock, pursuant to which he holds approximately 67% of the outstanding voting rights for Quest’s capital stock.  As long as he controls our voting rights, our other stockholders will generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  Our sole officer and director will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

Quest’s articles of incorporation authorizes Quest’s board of directors to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of Quest’s common stock.  Quest’s board of directors has the authority to issue up to an additional 21,140,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by Quest’s stockholders.  To date, Quest has issued 2,000,000 shares of Series A preferred stock, 1,600,000 shares of Series B preferred stock and 260,000 shares of Series C preferred stock.  Any preferred stock issued by Quest’s board of directors may, and in certain cases, do contain rights and preferences adverse to the voting power and other rights of the holders of common stock.

Cautionary Statement Concerning
Forward-Looking Information

This annual report and the documents to which Quest refers you and incorporate into this annual report by reference contain forward-looking statements.  In addition, from time to time, Quest, or its representatives, may make forward-looking statements orally or in writing.  These are statements that relate to future periods and include statements regarding Quest’s future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for Quest’s products and services, plans related to sales strategies and efforts, the anticipated benefits of Quest’s relationships with strategic partners, growth of its competition, its ability to compete, the adequacy of its current facilities and its ability to obtain additional space, use of future earnings, and the feature, benefits and performance of its current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms.  In evaluating these forward-looking statements, you should consider various factors.  These factors may cause Quest’s actual results to differ materially from any forward-looking statement.  Quest cautions you not to place undue reliance on these forward-looking statements.

Quest bases these forward-looking statements on its expectations and projections about future events, which it derives from the information currently available to it.  Such forward-looking statements relate to future events or future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which Quest refers you and other statements made from time to time by Quest or its representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about Quest.  For these statements, Quest claims the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and Quest expressly disclaims any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 1B.   UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.   PROPERTIES

PROPERTIES

Quest’s executive offices are located in Paterson, New Jersey and consist of approximately 1,000 square feet of leased space.  Quest leases this space at the rate of $500 per month from a related party corporation.

Gwenco leases over 700 acres of coal mines in Pike County, Kentucky, with approximately 12,999,000 tons of coal in place in six seams.  Gwenco is required to make annual minimum lease payments of approximately $55,000 per year.

All of Quest’s current facilities are adequate for its current operations.  Quest anticipates that additional facilities will be leased or purchased as needed and that sufficient facilities for its needs are readily available.

Item 3.   LEGAL PROCEEDINGS

Litigation

Potential SEC Action.  On October 31, 2008, we received a Wells notice (the "Notice") from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the "Commission") stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b),  3(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. We contend that we have not committed any wrongdoing or the violations referred to in the Notice.  We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us.  If any enforcement proceeding is instituted by the Commission, we will defend the action.  We cannot predict the outcome or timing of this matter.

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  We are currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  We are currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  We intend to continue our mining operations at Pond Creek Mine at Slater’s Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to June 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco's contracts.

In or about May, 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest’s indirect wholly-owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco.  Duke Energy Merchants and First Sentry Bank were joined in the action.  National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs.  National City Bank and Duke Energy have been granted summary judgment in this action and both obtained judgment.

In March, 2006, National City Bank commenced an action commenced an action in Pike County Court, Kentucky against Quest, Gwenco, and Quest Energy, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of National City Bank attach to the proceeds of the sale.  In July, 2006, National City Bank of Kentucky sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit to a third party investor.  The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness, in exchange for which Gwenco agreed to grant the investor a royalty on gross profits of Gwenco.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s Chapter 11 filing.

On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.  This action was stayed against Gwenco as a result of Gwenco’s Chapter 11 filing.

The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler.  The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme.  Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest.  The court granted Community Trust’s motion to dismiss the counterclaim.

Mountain Edge Personnel has commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees.   This matter was settled in November 2008 for payment of approximately $25,000.

An action has been commenced in the Circuit Court of Pike County, Kentucky against Quest and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to Quest’s subsidiaries.  Quest Energy is actively defending the action.  This action was originally stayed against Gwenco as a result of Gwenco’s Chapter 11 filing. However, in March, 2008, the plaintiff obtained relief from stay and as a result the lawsuit has reopened against Gwenco.

BHP, Inc. commenced an action in the Circuit Court of Pike County, Kentucky against Quest’s indirect, wholly-owned subsidiary, Quest Energy, Ltd., for damages resulting an alleged failure to pay for certain equipment leases in the amount of approximately $225,000, plus pre and post judgment interest as provided by law, costs, and fees.  July 10, 2006, Quest Energy entered into a settlement arrangement with BHP for the bill of sale on two pieces of equipment, of which Quest Energy had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, BHP was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  BHP, Inc. has since repossessed the equipment.

Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest’s indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s Chapter 11 filing.  In 2007, Gwenco settled the claim Sharon Preece for $150,000.  The settlement was approved by the bankruptcy court.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quest’s common stock is traded on the OTC Bulletin Board under the symbol “QMLM.”  The following table shows the high and low bid prices for Quest’s common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board.  All share prices have been adjusted to provide for the 1-4 reverse split effected in August 2007, the 1-10 reverse split effected in December 2007, 1- 10 reverse stock split effected on November 4, 2008.  Quest considers its stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.11	$0.039
Second quarter	0.75	0.008
Third quarter	0.48	0.015
Fourth quarter	0.057	0.008

2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$96.00	$11.20
Second quarter	29.6	18.80
Third quarter	20.80	5.10
Fourth quarter	45.00	0.10

As of March 31, 2009, there were approximately 520 record holders of Quest’s common stock.

Quest has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of its business.

Shares eligible for future sale could depress the price of Quest’s common stock, thus lowering the value of your investment.  Sales of substantial amounts of Quest’s common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of Quest’s common stock.

Quest’s revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of its stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of Quest’s common stock.

Recent Sales of Unregistered Securities

None.

Item 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-K.

Item 8.  FINANCIAL STATEMENTS

We will file an amendment to this annual report to provide the financial statements as required by Article 8 of Regulation S-X.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On February 13, 2009, we dismissed Kempisty & Company as our independent accountants, and we have engaged RBSM, LLP as our independent registered public accounting firm.

The reports of Kempisty & Company on our financial statements for the fiscal years ended December 31, 2006 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Kempisty & Company on our financial statements as of and for the fiscal years ended December 31, 2006 and 2007 stated that (a) we are a defendant in several lawsuits, one of our significant subsidiaries is in bankruptcy, and that an adverse ruling could result in the loss of our operating assets, and (b)we have incurred operating losses since inception, require additional capital to continue operations, we could lose all of our operating assets through current and/or pending litigation, and that conditions raise substantial doubt about our Company's ability to continue as a going concern.

The decision to change accountants from Kempisty & Company to RBSM, LLP was approved by our board of directors.

During our fiscal years ended December 31, 2006 and 2007 and the subsequent interim period through February 13, 2009, the date of the dismissal of Kempisty & Company, we did not have any disagreement with Kempisty & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During that time, there were no "reportable events" as set forth in Item 304(a)(1) of Regulation S-K adopted by the Securities and Exchange Commission, except that the accountant's reports of Kempisty & Company on our financial statements as of and for the fiscal years ended December 31, 2006 and 2007 stated that (a) we are a defendant in several lawsuits, one of our significant subsidiaries is in bankruptcy, and that an adverse ruling could result in the loss of our operating assets, and (b) we have incurred operating losses since inception, require additional capital to continue operations, we could lose all of our operating assets through current and/or pending litigation, and that conditions raise substantial doubt about our Company's ability to continue as a going concern.

We have provided Kempisty & Company with a copy of this report prior to its filing with the Commission. Kempisty & Company has provided a letter to us, dated February 23, 2009 and addressed to the Commission, which is attached hereto as Exhibit 16.1 and is hereby incorporated herein by reference.

New independent registered public accounting firm

On February 13, 2009 (the "Engagement Date"), the Company engaged RBSM LLP ("RBSM ") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2008. The decision to engage RBSM as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

During the two most recent fiscal years and through the February 13, 2009, the Company has not consulted with RBSM regarding either:

1.           the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.           any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-K and 308 of Regulation S-K.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Eugene Chiaramonte, Jr.	64	President, Secretary, and sole Director

Eugene Chiaramonte, Jr. is Quest’s President and Secretary and Quest’s sole director.  Mr. Chiaramonte was appointed as Secretary and Vice President in February, 2004 and President in May, 2006.  Mr. Chiaramonte also serves as the President and sole director of our wholly owned subsidiary Gwenco, Inc. and serves as the President and director of our subsidiary Quest Minerals and Mining Corp., a Nevada corporation.  From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group.  He assumed the position of secretary and treasurer of the Auxer Group in 1998.  Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group’s subsidiary, CT Industries from June 1994 through 2003.  Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999.  Mr. Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000.

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

Involvement in Certain Legal Proceedings

Except as describe below, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time; except for Eugene Chiaramonte who was an officer and director of our wholly owned subsidiary Gwenco, Inc. which filed for Chapter 11 reorganization in March 2007;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2008, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 11. EXECUTIVE COMPENSATION

We will file an amendment to this annual report to provide controls and procedures as required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from March 31, 2009, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from March 31, 2009.

Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Percentage of Total Voting Power (3)

Eugene Chiaramonte, Jr.	265,000,000	(4)	23.5	89.2%
All directors and officers as a group (1 person)	265,000,000	(4)	23.5	89.2%

(1)	Unless otherwise noted, the address is 18B East 5th Street, Paterson, NJ 07524.
(2)	Based on 863,368,471 common shares, 15,526 shares of series A preferred stock, 48,234 shares of series B preferred stock and 260,000 shares of series C preferred stock issued and outstanding.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 863,368,471 votes.  Holders of our Series A preferred stock are not entitled to vote.  Holders of our series B preferred stock are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of series B preferred stock held by such holder are convertible for a total 12,500 votes.  Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series C preferred stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008, for a total of 7,479,865,182 votes.

(4)
Includes (A) options to purchase 5,000,000 shares of our common stock and (B) shares issuable upon conversion of 260,000 shares of series C preferred Stock.  Each share of series C preferred stock is convertible into that number of shares of common stock determined by dividing each share of series C preferred stock by 100% of the 5 day average closing price of our common stock for the day immediately preceding conversion.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 12, 2007, we entered into an indemnity agreement with Eugene Chiaramonte, Jr., our President, Secretary, and sole director.  Under the indemnity agreement, we issued 260,000 shares of our Series C Preferred Stock to Mr. Chiaramonte to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement.  Under the loan agreement, Mr. Chiaramonte personally guaranteed repayment of the loan and pledged 2,000,000 shares of our common stock held by him as collateral for the amounts loaned under the loan agreement.  We eventually defaulted under the loan agreement, and the lender foreclosed on the shares which Mr. Chiaramonte had pledged.  On the date of foreclosure, Mr. Chiaramonte’s shares had a market value of approximately $260,000.  The board of directors has determined that Mr. Chiaramonte delivered the guarantee and pledged the shares in the course and scope of his employment with us, as our director, and for our benefit.  The board of directors has further determined that Mr. Chiaramonte’s conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, our best interests.

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

On June 6, 2006, Quest entered into a two-year agreement to acquire administrative services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., Quest’s President and Secretary.  The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500.  On January 6, 2008, Quest amended this two-year agreement acquiring administrative services from a third party consulting company owned by the son of its acting president originally dated June 6, 2006.  The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500.  The initial shares were valued at $35,000 and are being amortized over the term of the agreement.  The amendment consisted of an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the company’s wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

On May 31, 2006, Quest entered into a consulting agreement with William R. Wheeler, Quest’s former Chief Executive Officer.  The agreement is for one year and is renewal for successive periods of two (2) years.  The agreement provides for a monthly consulting fee, payable in cash or as a stock award under a stock incentive plan.  In addition, Quest shall pay Mr. Wheeler a one percent royalty on gross sales on all mine products that originate from mines and/or wells introduced to Quest by Mr. Wheeler.  With respect to the options to purchase up to 5,000,000 shares of Quest’s common stock granted to Mr. Wheeler, options to purchase up to 2,000,000 shares were deemed vested, options to purchase up to 1,000,000 shares will vest six months after the date of the consulting agreement, and the balance of the options were voided.

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

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (Sec.240.14a-101 of this chapter).

Item 15. EXHIBITS

Exhibit No.                                Description

3.1	Restated Articles of Incorporation of Sabre, Inc. (now known as Quest Minerals & Mining Corp.), incorporated by reference to Quest’s Registration Statement on Form 10-SB filed on December 18, 2000.

3.2
Articles of Amendment to Articles of Incorporation of Tillman International, Inc. (now known as Quest Minerals & Mining Corp.), incorporated by reference to Quest’s Definitive Information Statement on Schedule 14C filed on March 16, 2004.

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

3.5	Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Quest’s Current Report on Form 8-K filed on January 30, 2007.

3.6	Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Quest’s Definitive Information Statement on Schedule 14C filed on January 29, 2007.

3.7	Bylaws of Tillman International, Inc. (now known as Quest Minerals & Mining Corp), incorporated by reference to Quest’s Registration Statement on Form 10-SB filed on December 18, 2000.

3.8
Certificate of Amendment to Certificate of Designation of Class A Preferred Stock of Quest Minerals & Mining Ltd. filed with the Nevada Secretary of State of December 19, 2007, incorporated by reference to Quest’s Current Report no Form 8-K filed on December 21, 2007.

3.9
Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporation by reference to Appendix A of Quest’s Definitive Information Statement on Form 14C filed on August 15, 2008.

4.1	Specimen Certificate of Quest Mineral & Mining Corp.’s common stock, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.2	Amended and restated convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.3	Form of amended and restated convertible promissory note, incorporated by reference to Quest’s Current Report on Form 8-K filed on June 17, 2006.

4.4	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.5	Secured promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.6	Form of convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.7	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.8	Promissory Note dated February 21, 2000, as amended, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.9	Commercial Installment Note dated January 20, 1997, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.10	Commercial Time Note dated February 21, 2000, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.11	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.12	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.13	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on October 25, 2005.

4.14	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.15	Form of Series A Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.16	Form of Series B Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.17	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.18	Amended and Restated Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.19	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.20	Convertible Promissory Note dated March 11, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

10.1	Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 24, 2004.

10.2
Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on May 6, 2004.

10.3	William R. Wheeler Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.4	Eugene Chiaramonte, Jr. Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.5	William R. Wheeler Consulting Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.6	Eugene Chiaramonte, Jr. Indemnification Agreement, incorporated by reference to Quest’s Current Report on Form 8-K filed on January 30, 2007.

10.7	2006 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on May 9, 2006 (File No. 333-133939).

10.8	2006 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on September 28, 2006 (File No. 333-137645).

10.9	Coal Mining Agreement dated February 23, 2007, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.10	Stock Purchase Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.11	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.12	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.13	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.14	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.15	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.16	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.17	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.18	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.19	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.20	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.21	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.22	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.23	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.24	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.25	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.26	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.27	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.28	Forbearance Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.29	Conversion Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.30	Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.31	2007 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on February 26, 2007 (File No. 333-140872).

10.32	2007 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on November 26, 2007 (File No. 333-147612).

10.33	Convertible Note Purchase Agreement dated March 10, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

21.1	Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

23.1	Consent of Independent Public Accountants, RBSM, LLP, to be filed by amendment

23.2	Consent of Independent Public Accountants, Kempisty & Company., to be filed by amendment

31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), to be filed by amendment

32.1	Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to be filed by amendment.

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

Signature	Title	Date

/s/ Eugene Chiaramonte, Jr.	President and sole Director	April 15, 2009
Eugene Chiaramonte, Jr.