Form 10-Q
period 2009-03-31
Quest Minerals & Mining Corp
filed 2009-05-20
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

QUEST MINERALS & MINING CORP.
 (Exact name of registrant as specified in its charter)

Utah	87-0429950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18B East 5th Street Paterson, NJ 07524 (Address of principal executive offices)

Issuer’s telephone number:  (973) 684-0075

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2009, 863,364,471 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUEST MINERALS & MINING CORP.
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2009	2008
(Unaudited)
ASSETS
Current Assets
Cash	$
Receivables
Total current assets

Leased Mineral Reserves, net (Note 2 & 5)
Equipment, net (Note 6)
Deposits
Prepaid consulting expense
Other receivables, net (Note 7)
DIP Cash, Restricted (Note 15)
DIP Receivables, Restricted (Note 15)

TOTAL ASSETS	$

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Commitments and Contingencies (Note 15)

Current Liabilities
Accounts payable and accrued expenses (Note 8)	$
Loans payable (Note 9)
Bank loans (Note 9)
Related party loans (Note 9)

TOTAL CURRENT LIABILITIES

Other Liabilities
Derivative Liability (Note 8)
Unearned revenues (Note 8)
DIP Financing (Note 9)

TOTAL LIABILITIES

Commitments and Contingencies

Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
SERIES A - issued and outstanding 35,752 shares
SERIES B - issued and outstanding 48,284 shares
SERIES C - issued and outstanding 260,000 shares

Common stock, par value $0.001, 2,500,000,000 shares authorized;
issued and outstanding 863,364,471 shares

Equity held in escrow (Note 12)

Equity allowance (Note 12)

Paid-in capital
Accumulated Deficit

Total Stockholders' Equity

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
Revenue:
Coal revenues		$-	$-

Total Revenues		-	-

Expenses:
Production costs
Selling, general and administrative
Interest
Depreciation and Amortization
Beneficial conversion expense

Total Operating Expenses

Loss from Operations

Other Income (Expense):
Gain (Loss) on Derivatives

Income loss before income taxes

Provision for Income taxes

Net lncome (loss)	$

Basic income (loss) per common share	$

Diluted income (loss) per common share	$

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating Activities
Net lncome (loss)	$
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization
Deferred Consulting amortization
Stock issued for interest
Stock issued for services
Preferred C Stock Issued
Warrants issuances and conversions
Changes in operating assets and liabilities:
Loss (gain) on derivatives
(Increase) decrease in prepaid expenses
Increase (decrease) in DIP payables
Increase (decrease) in accounts payable and accrued expenses
Net cash used by operating activities

Investing Activities
Equipment purchased
Security deposits
Net cash used by investing activities

Financing Activities
Repayments
Borrowings
Net cash provided by financing activities

Increase (decrease) in cash
Cash at beginning of period
Cash at end of period	$

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$

Stock issued during year for:
Services	$
Stock Compensation
Series C Preferred Stock for officer indemnification

See Notes to Financial Statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts and disclosures at and for the Three Months Ended March 31, 2009 and 2008 are Unaudited)

EXPLANATORY NOTE

This quarterly report on Form 10-Q does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this quarterly report does not contain the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this quarterly report on Form 10-Q to provide the missing information once it becomes available

We will file an amendment to this quarterly report to provide the financial statements as required by Article 8-03 of Regulation S-X.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Quest’s financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Please refer to the Risk Factors section of Quest’s Annual Report on Form 10-KSB for a description of these risks and uncertainties.

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

We will file an amendment to this quarterly report to provide management’s discussion and analysis or plan of operation as required by Item 303 of Regulation S-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

We will file an amendment to this quarterly report to provide the disclosures relating to controls and procedures as required by Items 307 and 308T of Regulation S-K.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)      We will file an amendment to this quarterly report to provide recent sales of unregistered securities as required by Item 701 of Regulation S-K.

(b)      None.

(c)      None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)      We will file an amendment to this quarterly report to provide default upon senior securities as required by this Item 3.

(b)      None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	To Be filed by amendment.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST MINERALS & MINING CORP.

May 20, 2009	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)