Form 10-K/A
period 2008-12-31
Quest Minerals & Mining Corp
filed 2009-06-17
CIK 1130126

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No  ☐

As of March 31, 2009, 863,364,471 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K is being filed to provide the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K; executive compensation required by Item 402 of Regulation S-K and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available for filing with the Annual Report on Form 10-K filed by us on April 15, 2009.
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

Fiscal 2008 and First Quarter 2009 Developments

Logan & Kanawha Purchase Order.  In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million of coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company.  We recognized approximately $746,000 in gross revenues for delivery of coal under this purchase order in fiscal 2008.  However, due to economic conditions, this purchase order was not renewed in 2009.  Quest has since signed a new contract for the sale of coal with a different customer.

Rehabilitation and Reopening of Pond Creek Mine.  In January 2007, Gwenco received a permit from the Kentucky Department of Natural Resources to conduct coal mining at its Pond Creed mine.  In February 2007, Gwenco’s engineering firm, Alchemy Engineering of Prestonburg, Kentucky, completed one and five year mine plan and maps required by the Kentucky Department of Mines and Minerals in connection with the permit to conduct coal mining at Pond Creek.  Gwenco had retained General Mining, LLC of Wallins, Kentucky to rehabilitate the Pond Creek mine in February 2007 and further retained General Mining to conduct mining operations at Pond Creek in March 2007.  The company completed its initial rehabilitation of the Pond Creek mine, recommenced mining operations, and began shipping commercial coal for sale in May 2007.  The company completed all rehabilitation the week of July 30, 2007.  In January 2008, we retained White Star Mining to conduct all mining and rehabilitation operations at Pond Creek.  White Star retained all necessary permits to begin mining operations in February 2008 and completed all necessary additional rehabilitation thereafter.  We resumed mining operations in July 2008.

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

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  The company is currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  The company intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company's request, the court has continued the confirmation hearing to June 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, we would be materially impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco's contracts.

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

The United States is the second largest coal producer in the world, exceeded only by China.  Other leading coal producers include India, Australia, South Africa, Russia and Indonesia.  The United States has the largest coal reserves in the world, with proved reserves totaling 247 billion tons.  Russia ranks second in proven coal reserves with 157 billion tons, followed by China with 115 billion tons, according to BP.

United States coal reserves are more plentiful than oil or natural gas with 234 years of supply at current consumption rates.  Proven United States reserves of oil amount to 12 years of supply at current production rates and proved United States reserves of natural gas amount to 11 years of supply at current levels of consumption, as reported by the BP study.

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

Gwenco Mines

Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases.  From 1997 to 2001, Gwenco operated two deep mines in the Lower Cedar Grove and Pond Creek seams — until a downturn in coal prices made continued operations unfeasible, and the mines were shut down.  As discussed above, Gwenco has recently re-opened the Pond Creek mine and has started to mine the Pond Creek seam.

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

Expansion Strategy

Quest seeks to acquire new mines and contracting to produce and market additional coal in its geographic focus area.  Quest intends to acquire and operate high quality coal properties with established field personnel, primarily in the eastern Kentucky coalfields, with additional properties in southwestern West Virginia and western Virginia.  This region has an excellent infrastructure of workers, truckers, rail sidings on the CSX and N&W rail lines and low cost access to the Big Sandy barge docks near Ashland, Kentucky, for effective coal distribution.  Quest intends to use its local knowledge to pursue high returns on investment from re-opening profitable properties in this region.  It intends to grow by additional accretive acquisitions, contract mining, and internal development of owned properties.

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

Customers

Quest has had one customer, which has delivered a purchase order purchase order for up to $8 million of coal through December 2008.  This customer did not renew the purchase order in 2009.  Quest has since signed a new contract for the sail of coal with a different customer.  To the extent that Quest produces coal in excess of this order, it intends to sell its remaining coal to other purchasers or on the spot market to coal brokers.  Quest may seek to enter into long-term contracts (exceeding one year in duration) with customers if economic circumstances indicate that such arrangements would maximize profitability.  These arrangements would allow customers to secure a supply for their future needs and provide Quest with greater predictability of sales volume and sales prices.

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

Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented.  It is possible that Quest’s costs will not permit it to compete effectively with other producers seeking to provide coal to a customer; however, it is Quest’s goal to maintain low production costs, offer a variety of products, and develop access to multiple transportation systems that will enable it to compete effectively with other producers.

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

Operations - Permitting; Compliance.  Quest has obtained all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws.  Quest currently is, and intends to remain in compliance in all material respects with such permits and intends to routinely correct in a timely fashion violations of which it receives notice in the normal course of operations.  The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal.  The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits.  However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000.  It is impossible to predict the full impact of future judicial, legislative, or regulatory developments on Quest’s operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

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

Mountain Edge Personnel has commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees.   This matter was settled in January 2009 for payment of approximately $25,000.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quest’s common stock is traded on the OTC Bulletin Board under the symbol “QMLM.”  The following table shows the high and low bid prices for Quest’s common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board.  All share prices have been adjusted to provide for the 1-4 reverse split effected in August 2007, the 1-10 reverse split effected in December 2007, and the 1-10 reverse stock split effected on November 4, 2008.  Quest considers its stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Fiscal 2008 and First Quarter 2009 Developments

Logan & Kanawha Purchase Order.  In April 2008, our wholly owned subsidiary, Gwenco, Inc., received a purchase order for up to $8 million of coal through December 2008 from Logan & Kanawha Co., LLC, a West Virginia company.  We recognized approximately $746,000 in gross revenues for delivery of coal under this purchase order in fiscal 2008.  However, due to economic conditions, this purchase order was not renewed in 2009.  Quest has since signed a new contract for the sale of coal with a different customer.

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

Business Development of Quest

Quest Minerals (Nevada), was organized on November 19, 2003 to acquire and operate privately held coal mining companies in the southeast United States.  On January 1, 2004, Quest Minerals (Nevada) acquired E-Z Mining Co., Inc.  On February 9, 2004, Quest Minerals (Nevada) completed a “reverse merger” with Tillman International, Inc., or Tillman, a publicly-traded shell corporation and a fully reporting company registered under the Securities Exchange Act of 1934.  On April 8, 2004, Tillman changed its name to “Quest Minerals & Mining Corp.”

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

Reverse Merger.  Quest was incorporated on November 21, 1985 in the State of Utah under the name “Sabre, Inc.”  It subsequently changed its name to Tillman International, Inc., or Tillman.  On February 9, 2004, Tillman acquired 100% of the outstanding common stock of Quest Minerals (Nevada) pursuant to a securities purchase agreement and plan of reorganization.  Under the plan of reorganization, Tillman issued 20,700,000 shares of its common stock to the stockholders of Quest Minerals (Nevada) in exchange for all of the outstanding shares of common stock of Quest Minerals (Nevada).  In addition, Tillman agreed to issue to the stockholders of Quest Minerals (Nevada) an additional 1,800,000 shares of its common stock upon completion of an amendment to its articles of incorporation to increase the authorized common stock of Tillman to 250,000,000 shares.  Pursuant to the plan of reorganization, 22,464,358 shares of Tillman common stock held by Silvestre Hutchinson, the former President of Tillman and one of its former directors, were cancelled.  Upon the completion of the reorganization, William R. Wheeler and Eugene Chiaramonte, Jr., the former directors of Quest Minerals (Nevada), were appointed as directors of Tillman.  On April 8, 2004, Tillman amended its articles of incorporation to change its name to “Quest Minerals & Mining Corp.”  The additional 1,800,000 shares of Quest common stock were issued in May 2004.

Gwenco Acquisition.  Effective April 28, 2004, Quest Minerals (Nevada) acquired 100% of the outstanding capital stock of Gwenco in exchange for 1,600,000 shares of Series B preferred stock of Quest Minerals (Nevada) and the assumption of up to $1,700,000 in debt.  Each share of Series B preferred stock carries a liquidation preference of $2.50 per share.  In addition, each share of Series B Preferred Stock is convertible into one share of Quest common stock.  After the acquisition, the parties agreed to a post-closing adjustment to the purchase price to adjust for the liabilities of Gwenco exceeding $1,700,000.  As a result of this adjustment, the number of shares of Series B preferred stock issued to the former stockholders of Gwenco was reduced to 1,386,275.  On November 1, 2004, 1,000,000 shares of the Series B preferred stock were converted into 1,000,000 shares of Quest common stock.  In connection with this acquisition, Quest appointed Albert Anderson, the former principal stockholder of Gwenco, to Quest’s board of directors.

On March 24, 2005, the board of directors asked Albert Anderson to resign as a director of Quest, and on April 4, 2005, Mr. Anderson submitted his resignation.  In connection with his resignation, Mr. Anderson alleged that Quest has defaulted under the stock purchase agreement by and between Quest, Gwenco, Inc., and the former stockholders of Gwenco, which includes Mr. Anderson.  Quest has denied Mr. Anderson’s allegations, believes that the allegations are baseless and without merit, and further believes that it has several claims against Mr. Anderson which it could assert.

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

In that action, Anderson has filed a third-party complaint against Quest (Nevada) and Taylor Mining, two of Quest’s subsidiaries, for breach of contract, fraud in the inducement, breach of the covenant of good faith and fair dealing, unjust enrichment, conversion, and breach of fiduciary duties.  On July 27, 2006, Quest settled the third party complaint with Anderson.  As part of the settlement, Gwenco received mining permit renewal and transfer documentation which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater’s Branch, Kentucky.  Further, Anderson agreed to provide all reasonable cooperation in recommencing mining operations at the Slater’s Branch mine.  The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by Quest.  Quest made a one-time cash payment of $75,000 and issued 3,500,000 shares of common stock, subject to a lock-up/leak out agreement, to Anderson, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement.  Quest also granted Anderson a sliding scale royalty on coal sales.  The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

Critical Accounting Policies

The discussion and analysis of Quest’s financial conditions and results of operations is based upon Quest’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, Quest evaluates its estimates, including, but not limited to, those related to revenue recognition.  It uses authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  Quest believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at Quest’s operations.  Quest recognizes revenue from coal sales at the time title passes to the customer.

Income Taxes

Quest provides for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of the year ended December 31, 2008, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest’s net operating loss carry forward was fully offset by a valuation allowance.  However, Quest has not filed its corporate income tax returns since 2002.

Fair Value

Quest’s financial instruments, as defined by SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2006.

Earnings loss per share

Quest adopted SFAS No. 128, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.

Stock Split

All references to common stock and per share data have been retroactively restated to account for the 1 for 4 reverse stock split effectuated in August, 2007, the 1 for 10 reverse stock split effectuated in December 2007, and the 1 for 10 reverse stock split effectuated in November 2008.

Other Recent Accounting Pronouncements

Quest does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain audited selected financial data:

	Year Ended
	December 31,
	2008	2007
		(restated)
Revenues	$746,767	$153,213
Production costs	1,333,778	577,094
Selling, general and administrative	2,567,082	1,143,017
Depreciation and amortization	229,744	95,690

Operating income (loss)	(3,383,837)	(1,662,558)

Comparison of the year ended December 31, 2008 and 2007

Net sales.  Revenues for Quest were $746,767 for the year ended December 31, 2008, as compared to $153,213 for the year ended December 31, 2007.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek. As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine. White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in July 2008. We generated revenues of $746,767 after reopening the mine in July 2008. In the second quarter of 2007, we resumed mining operations at our Pond Creek Mine at Slater's Branch and generated revenues of $153,213 after resuming mining operations at in 2007.

Production costs.  Production costs were $1,333,778 for the year ended December 31, 2008 as compared to $577,094 for the year ended December 31, 2007.  Our increase in production costs is due to our increased level of mining operations in 2008 versus 2007.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $2,567,082 for the year ended December 31, 2008, from $1,143,017 for the year ended December 31, 2007.   The selling, general, and administrative expenses result primarily the issuance of stock options valued $582,500 pursuant to FAS 123(R) during the year ended December 31, 2008, as opposed to stock options being issued in 2007.  In addition, the increase in selling, general, and administrative expenses resulted from an increase of compensation expense from the issuance of shares of common stock for services of $1,093,253 for the year ended December 31, 2008 from $741,506 for the year ended December 31, 2007.

Depreciation and amortization.  Depreciation expense increased to $229,744 for the year ended December 31, 2008, from $95,690 for the year ended December 31, 2007.  Quest’s depreciation expense increased due to an adjustment to equipment due to a re-appraisal of the equipment.  In addition, Quest has revised its estimate of the useful life of this equipment fifteen years to five years, which accelerates the depreciation costs. Quest has also put additional equipment into service in the 2008 fiscal year.

Operating loss.  Quest incurred an operating loss of $3,383,837 for the year ended December 31, 2008, compared to an operating loss of $1,662,558 for the year ended December 31, 2007.   It had higher operating losses in 2008 as compared to 2007 primarily from increase in production costs associated with the reopening of the mines, increases in selling, general, and administrative expenses due to increased non-cash expenses from the issuance of stock and stock options as compensation, and increased depreciation and amortization.

Interest.  Interest expense decreased to $637,320 for the year ended December 31, 2008, from $2,811,221 for the year ended December 31, 2007.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The decrease results primarily from a decrease in beneficial conversion expense to $244,850 in 2008 from $2,409,973 in 2007.

Loss on sale of assets.  In 2008, Quest incurred a loss of $73,205 from the sale of certain assets.

Loan settlement & extinguishment costs.  Quest recorded a gain of $49,743 on loss settlement & extinguishment costs in the year ended December 31, 2008, as opposed to a gain of $178,261 in the year ended December 31, 2007.  These gains result from negotiated resolution of outstanding convertible debt securities.

Loss on derivatives.  In the year ended December 31, 2007, Quest recognized a loss of $5,246,188 from derivatives.  During its year ended December 31, 2006, Quest had recognized derivative liability upon issuance of certain outstanding convertible notes and warrants in accordance with SFAS 133 and EITF 00-19.  In particular, with respect to each note and warrant, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the contract at issue.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these convertible notes and warrants.  As a result, Quest reclassified the conversion options on the convertible notes and warrants as permanent equity.  In connection with that reclassification, Quest recorded a loss of $5,246,188 as a result of the change in value of the derivative liability which occurred between December 31, 2006 and February 9, 2007.

Liquidity and Capital Resources

Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Its working capital deficit at December 31, 2008 was $8,226,110.  It had cash of $13,439 as of December 31, 2008.

Quest used $1,051,475 of net cash in operating activities for the year ended December 31, 2008, compared to using $794,218 in the year ended December 31, 2007.  Cash used in operating activities for the year ended December 31, 2008 was mainly due to Quest’s net loss of $4,044,619.  This was offset by non-cash expenses of $229,744 in depreciation and amortization, $73,205 on a loss on asset write-off, $66,212 of stock issued for interest, $1,093,253 of stock issued for services, $582,500 of stock options issued to employees, $244,850 of amortized discount on convertible notes, $35,578 of decrease in prepaid expenses, and an increase of accounts payable and accrued expenses of $781,828.

Net cash flows used in investing activities was $528,272 for the year ended December 31, 2008, as compared to $85,149 of net cash flows used in investing activities for the comparable period in 2007.  The net cash flows used in investing activities in 2008 resulted from $339,611 in mine development costs, $175,633 in equipment purchases, $11,229 in restricted cash, and $1,799 in security deposits.

Net cash flows provided by financing activities were $1,588,722 for the year ended December 31, 2008, compared to net cash flows provided by financing activities of $883,779 for the year ended December 31, 2007.  This increase in net cash provided by financing activities is due to Quest’s borrowings of $1,636,430, offset by repayment of $47,708 of debt.

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

Capital Requirements

The report of Quest's independent accountants for the fiscal year ended December 31, 2008 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

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

Item 8.  FINANCIAL STATEMENTS
Quest Minerals & Mining Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Quest Minerals & Mining Corp.
Paterson, New Jersey

We have audited the consolidated balance sheet of Quest Minerals & Mining Corp. (the “Company”) and subsidiaries, as of December 31, 2008 and the related consolidated statements of operations, changes in deficiency in stockholders' equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Minerals & Mining Corp. and subsidiaries as of December 31, 2008 and the results of its consolidated operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s only operating subsidiary, Gwenco, Inc. (“Gwenco”) filed on March 2, 2007, a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both the Company and Gwenco were unable to negotiate restructured agreements.  Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, the Company would be materially impacted. Accordingly, the court could convert the petition to Chapter 7 and liquidate all of Gwenco’s assets.  In addition, the Company might be forced to file for protection under Chapter 11, as it is the primary guarantor on a number of Gwenco’s contracts.

Additionally, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and the company’s primary operating subsidiary has filed for reorganization under Chapter 11 of U.S. Bankruptcy Code, this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
RBSM LLP
Certified Public Accountants

New York, New York
June 15, 2009

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quest Minerals & Mining Corp.

We have audited the accompanying consolidated balance sheet of Quest Minerals & Mining Corp. as of December 31, 2007 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Minerals & Mining Corp. at December 31, 2007 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18, the financial statements have been restated.

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

/s/ Kempisty & Company CPAs, P.C.

Kempisty & Company
Certified Public Accountants PC
New York, New York
April 18, 2008 (As to Note 18, June 15, 2009)

QUEST MINERALS & MINING CORP.

CONSOLIDATED BALANCE SHEETS

		RESTATED
	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash	$13,439	$4,464
Receivables	-	-
Prepaid Expenses	1,993	37,571
Total current assets	15,432	42,035

Other Assets:
Leased Mineral Reserves, net (Note 2 & 5)	5,203,414	5,208,524
Mine Development, net	226,406	-
Equipment, net (Note 6)	157,271	166,273
Deposits	42,442	40,643
Deferred debt issue cost, net	226	-
Other receivables, net (Note 7)	-	-
DIP Cash, Restricted (Note 16)	12,395	1,166
DIP Receivables, Restricted (Note 16)	1,230	-

TOTAL ASSETS	$5,658,816	$5,458,641

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 8)	$3,478,435	$2,759,434
Loans payable-current portion, net (Note 9)	2,197,958	2,880,734
Bank loans (Note 9)	1,017,525	1,017,525
Related party loans (Note 9)	624,581	672,289
DIP Financing (Note 8)	923,043	335,764

TOTAL CURRENT LIABILITIES	8,241,542	7,665,746

Long-Term Liabilities:
Loans payable-long term portion, net (Note 9)	751,342	-

TOTAL LIABILITIES	8,992,884	7,665,746

Commitments and Contingencies (Note 16)	-	-

Deficiency in Stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 11)
SERIES A - issued and outstanding 25,526 shares	26	448
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.001, 2,500,000,000 shares authorized (Note 12)
issued and outstanding 253,188,549 shares	253,189	4,680

Common stock to be issued	5,648	5,648

Equity Allowance (Note 12)	(587,500)	(616,826)

Paid-in capital	63,468,868	60,828,625
Accumulated Deficit	(66,474,607)	(62,429,988)

Total Deficiency in Stockholders' Equity	(3,334,068)	(2,207,105)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,658,816	$5,458,641

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 and 2007

		RESTATED
	2008	2007

Coal revenues	$746,767	$153,213
Production costs	(1,333,778)	(577,094)

Gross Profit	(587,011)	(423,881)

Operating expenses:
Selling, general and administrative	2,567,082	1,143,017
Depreciation and amortization	229,744	95,690

Total Operating Expenses	2,796,826	1,238,707

Net Loss from Operations	(3,383,837)	(1,662,588)

Other Income (Expense):
Loss on sale of assets	(73,205)	-
Loan settlement & extinguishment costs	49,743	178,261
Loss on derivatives	-	(5,246,188)
Interest, net	(637,320)	(2,811,221)

Loss before income taxes	(4,044,619)	(9,541,736)

Provision for Income taxes	-	-

Net Loss	$(4,044,619)	$(9,541,736)

Basic and diluted (loss) per common share	$(0.0557)	$(4.9097)

Weighted average common shares outstanding	72,678,095	1,943,437

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.

CONSOLIDATED STATEMENT OF CHANGES OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007 (Restated)

	Common Stock		Preferred Stock		Additional	Escrow /
					Paid-in	Adjustments
	Shares	Amount	Shares	Amount	Capital	Common Stock	Deficit	Totals
Balances at January 1, 2007	532,772	$533	501,617	$501	48,578,147	$(579,717)	$(52,888,252)	$(4,888,788)

Common Stock issued:
For conversions of notes payable and interest expense	2,505,444	2,505			1,105,437			1,107,942
For warrant exercises	167	-			2,135	(2,135)		-

Common Stock issued as compensation:
For consulting services	427,500	428			290,678			291,106
For other services	554,500	555			345,846			346,401
For employee benefits	125,000	125			103,875			104,000

Returned Stock	(15,000)	(15)			6,000			5,985

Series A Preferred Conversion	340,000	340	(5,467)	(5)	(335)			-

Series C Preferred Issued to related party			260,000	260	517,347			517,607

Equity Allowance from Issuance Error - December 14, 2007	209,471	209			29,117	(29,326)		-

Reclassification of fair value of derivatives					8,487,880			8,487,880

Beneficial Conversion (BCF) accruals					1,362,498			1,362,498

Net Loss for year ended December 31, 2007							(9,541,736)	(9,541,736)

Balances at January 1, 2008	4,679,854	$4,680	756,150	$756	60,828,625	$(611,178)	$(62,429,988)	$(2,207,105)

Common Stock issued:
For consulting services	300,000	300			6,300			6,600
For notes payable and interest expense	123,472,382	123,472			619,703			743,175

Common Stock issued as compensation:
For consulting services	38,769,130	38,769			758,283			797,052
For other services	16,280,000	16,280			273,319			289,599

Employee stock options compensation	-	-			582,500			582,500

Series A Preferred Conversion	69,896,654	69,897	(422,341)	(422)	(69,475)			-

Returned Stock from Issuance Error - December 14, 2007	(209,471)	(209)			(29,117)	29,326		-

Convertible Note Discount Accruals	-	-			370,026			370,026

Exchange conversion adjustments	-	-			128,704			128,704

Net Loss for year ended December 31, 2008							(4,044,619)	(4,044,619)

Balances at December 31, 2008	253,188,549	$253,189	333,809	$334	63,468,868	$(581,852)	$(66,474,607)	$(3,334,068)

The accompanying notes are an integral part of these financial statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007

		RESTATED
	2008	2007

Operating Activities
Net loss	$(4,044,619)	$(9,541,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	229,744	95,690
Loss on asset write off	73,205
Stock issued for interest	66,212	112,876
Stock issued for services	1,093,253	741,506
Fair value of vested options issued to employees	582,500	-
Gain on debt extinguishments	(49,743)	(57,259)
Change in fair value of derivative instruments	-	5,246,188
Amortization of discount on convertible notes	244,850	2,409,973
Amortization of deferred issuance costs	(226)	19,900
Changes in operating assets and liabilities:
Increase in receivables	(1,230)	-
Decrease in prepaid expenses	35,578	33,429
Increase in accounts payable and accrued expenses	781,828	145,215
Decrease in liquidated damages payable	(62,827)
Net cash used in operating activities	(1,051,475)	(794,218)

Investing Activities
Mine development	(339,611)	1,991
Equipment purchased	(175,633)	(83,632)
Restricted cash	(11,229)	(1,166)
Security deposits	(1,799)	(2,342)
Net cash used in investing activities	(528,272)	(85,149)

Financing Activities
Repayment of borrowings	(47,708)	(411,985)
Proceeds from DIP Financing	587,280	335,764
Proceeds from borrowing	1,049,150	960,000
Net cash provided by financing activities	1,588,722	883,779

Increase in cash	8,975	4,412
Cash at beginning of year	4,464	52
Cash at end of year	$13,439	$4,464

Supplemental Disclosures of Cash Flow Information
Cash paid during the year:
Interest	$6,517	$5,774

Income taxes	$-	$-

Stock issued during the year for:
Services	$1,093,253	$741,506

Conversions	$743,175	$1,107,943

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 –	ORGANIZATION & OPERATIONS

Quest Minerals & Mining Corp. (“Quest,” the “Registrant,” or the “Company”) was incorporated in Utah on November 21, 1985.  The Company has leasehold interests in certain properties in Eastern Kentucky, is seeking to re-commence full coal mining operations on these properties, and is looking to acquire additional coal properties.

Quest’s subsidiary, Gwenco, Inc. (“Gwenco”), leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams.  In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set June 2009 for the hearing on confirmation of the plan of reorganization.  If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, the Company would be material impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco's contracts.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Critical estimates include amortization of intangible assets, depreciation, and the fair value of options and warrants included in the determination of debt discounts and share based compensation.

Major Customers and Suppliers

The Company had one customer who accounted for 100% of revenues in 2008 and 2007.

Costs of the Company’s two major vendors, who provided contract mining services and trucking services, accounted for 80% and 11% , respectively, of the Company’s production costs for the year ended December 31, 2008.

Dependency on key management

The future success or failure of the Company is dependent primarily upon the efforts of the Company’s President, sole director, and controlling stockholder.  The Company does not have insurance covering such officer’s liability and term life insurance.  The Company entered into a five-year employment contract with the President in 2005.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Since the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing (see Note 3), the carrying value of the mineral rights does not necessarily represent liquidation value if the Company were force to sell the mineral rights in liquidation in a liquidation proceeding under Chapter 7 of the Bankruptcy Code.

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

Mining Equipment

Mining equipment is recorded at cost.  Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized.  Mining equipment is depreciated principally on the straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years.

Deferred Mine Expense

Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property being benefited.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed under the guidance of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and pursuant to SEC Industry Guide 7.  If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at the Company’s operations.  The Company recognizes revenue from coal sales at the time title passes to the customer.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.  Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods.

There were 5,000,000 options issued to the Company’s president during the year ended December 31, 2008, and there were no options issued to employees or non-employee directors during the year ended December 31, 2007.  As of December 31, 2008, there were 5,007,500 options issued and outstanding.  See Note 13 for details.

Income Taxes

The Company provides for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of December 31, 2008, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

•
Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

•	Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

•
Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data.  Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability.  In the Company’s case, this entailed assumptions used in pricing models for note discounts.  Valuation techniques utilized to determine fair value are consistently applied.

The Company’s notes payable are the only items that are subject to SFAS 157 as of December 31, 2008 as follows:

Notes Payable (level 1)	$4,726,488
Convertible Notes Payable (level 1)	570,116
Convertible Notes Payable (level 3)	217,842

Earnings loss per share

The Company adopted SFAS No. 128, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period; after provisions for cumulative dividends on Series A preferred stock.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.  The assumed exercise of outstanding stock options and warrants and the conversion of convertible securities were not included in the computation of diluted loss per share because the assumed exercises and conversions would be anti-dilutive for the periods presented.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Stock Split

All references to common stock and per share data have been retroactively restated to the earliest period presented to account for the 1 for 4 reverse stock split effectuated on August 17, 2007.  See Note 12 for details.

All references to common stock and per share data have been retroactively restated once more the earliest period presented to account for the 1 for 10 reverse stock split effectuated on December 14, 2007.  See Note 12 for details.

All references to common stock and per share data have been retroactively restated once more the earliest period presented to account for the 1 for 10 reverse stock split effectuated on November 4, 2008.  See Note 12 for details.

Recently Issued Accounting Standards

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard, which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company adopted SFAS No. 161 effective January 1, 2009 and the adoption had no material impact on the Company’s consolidated financial statements and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008.  Retroactive application of SFAS No. 160 is prohibited.  The Company adopted SFAS No. 160 effective January 1, 2009 and the adoption had no material impact on the Company’s consolidated financial statements and disclosures.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”).  EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”  EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective.  The Company adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on the Company’s financial position or results of operations.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF No. 07-5 effective January 1, 2009, and the adoption had no material effect on the Company’s financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed.  It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.

•
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009.  The Company is evaluating the impact that these standards will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net operating losses of $3,383,837 and $1,662,588 for the years ended December 31, 2008 and 2007, respectively and had a working capital deficit (current assets less current liabilities) of $8,226,110 and $7,623,711 at December 31, 2008 and 2007, respectively.  These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress developing additional mines and increasing mine production.  Currently, the Company is in the process of seeking additional funding to achieve its operational goals.

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  On August 3, 2007, the Bankruptcy Court approved Gwenco's request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set June 2009 for the hearing on confirmation of the plan of reorganization.

If the bankruptcy court rejects Gwenco's petition for bankruptcy under Chapter 11, the Company would be material impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco's petition to Chapter 7 and liquidate all of Gwenco's assets.  In particular, the carrying value of the mineral rights (see Note 5) does not necessarily represent liquidation value if the Company were force to sell the mineral rights in liquidation in a liquidation proceeding under Chapter 7 of the Bankruptcy Code.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco's contracts.

NOTE 4 -	LEASEHOLD INTERESTS

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.    Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Certain former owners of the Company’s indirect, wholly-owned subsidiary, Gwenco, Inc. (“Gwenco”) commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Note 16.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  The Bankruptcy Court approved the settlement agreement on July 17, 2007.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  The escrowed funds were released on August 10, 2007 to complete the settlement.

As of December 31, 2008, Gwenco owed approximately $347,931 in lease and/or royalty payments in addition to the reduced judgment amount of $229,130.

NOTE 5 -	LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary.  The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At December 31, 2008 the leased mineral reserves, valued at $5,203,414, net consisted of the following:	Proven Reserves
Seams	Tons

Winifrede	214,650

Taylor	1,783,500

Cedar Grove	3,702,600

Pond Creek	4,084,885

Total Reserves	9,785,635

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Pursuant to SFAS 144, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of December 31, 2008.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 -	EQUIPMENT

Equipment consisted of the following:	December 31,	December 31,
	2008	2007

Mining equipment	$332,435	510,533

Less accumulated depreciation	(175,164)	(344,260)

Equipment - net	$157,271	166,273

All of the equipment currently in use by the Company is owned by the Company’s wholly-owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 bankruptcy proceedings.

The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period.  In both cases, the straight-line method is used.  Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery, which can reflect a fluctuation in the asset valuation.

NOTE 7 -	OTHER RECEIVABLES

Other Receivables consisted of the following:	December 31,	December 31,
	2008	2007

D&D Contracting, Inc.(a)	$—	678,349

Braxton Coal (b)	—	57,109

Less: allowance	—	(735,458)

Other Receivables – net	$—	—

(a)
The receivable with D&D Contracting, Inc. exists as a result of the rescission agreement dated November 1, 2004.  The Company holds an equipment lease and a limited royalty agreement totaling $668,000.  Unearned revenues have been recorded as an allowance.  The remaining balance is the cash and account deposits that have not yet been reimbursed.  The Company has booked an allowance against this amount.  D&D has been in default of its obligations to the Company.  As of December 31, 2008, the Company has determined that the amount owed is uncollectible and has written off the receivable.

(b)
During the twelve months ended December 31, 2006, the Company hired a contract miner to mine the coal from the Gwenco properties.  The receivables represent initial startup and maintenance expenses, which were to be paid back through a royalty arrangement once coal production began.   As of December 31, 2007, the agreement with this contract miner expired.  The Company has since retained a new contract miner.  As of December 31, 2008, the Company has determined that the amount owed is uncollectible and has written off the receivable.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	December 31,	December 31,
	2008	2007

Accounts payable	$710,027	357,431

Accrued royalties payable-operating (a)	354,126	235,925

Accrued bank claim (b)	650,000	650,000

Accrued taxes	87,315	87,315

Accrued interest	816,944	609,289

Accrued expenses (c)	860,023	819,474

	3,478,435	2,759,434

Derivative Liability (d)	—	—

Unearned Revenues (e)	—	—

	$3,478,435	2,759,434

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability.  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  The Bankruptcy Court approved the settlement agreement on July 17, 2007.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  The escrowed funds were later released on August 10, 2007 to complete the settlement.  As a result of the settlement, the remaining judgment balance is $229,130 and is posted in the Notes Payable section of the company’s financial statements (See NOTE 9).  As of December 31, 2008, Gwenco recorded approximately $347,931 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco, which is accrued as a notes payable.  In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  (See NOTE 9).

(b)
During the period ended December 31, 2004, the Company’s bank initiated a claim    for an overdraft recovery.  Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, estimates for the resolution of a claim against a defunct subsidiary have been accrued until a resolution can be determined.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(c)
The Company recorded an accrued liability for indemnification obligations of $390,000 to its officers, which represents the fair value of shares of the Company’s common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company.  The Company defaulted on the loan and the lender foreclosed on the officer’s pledged shares.  In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock.  See Note 11. The Company has accrued the remaining $130,000 due to its former officer.   In addition, during the period ended December 31, 2004, the Company had recorded accrued expenses of $468,585 from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. as acquisition for mining expenses recorded on their books and records.  The Company continues to carry these balances until further validity can be determined.

(d)
During its year ended December 31, 2006, Quest had recognized derivative liability upon issuance of certain outstanding convertible notes and warrants in accordance with SFAS 133 and EITF 00-19.  In particular, with respect to each note and warrant, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the contract at issue.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these convertible notes and warrants.  As a result, Quest reclassified the conversion options on the convertible notes and warrants as permanent equity.

(e)
As part of the rescission agreement with D&D on November 1, 2004, the Company posted receivables based on a two-year lease agreement for equipment still owned as well as a limited 2,000,000 ton royalty payout of $0.25 per ton.  Management has initiated a liability allowance until the receivables are recognized.  D&D has been in default of its obligations to the Company.  As of December 31, 2008, the Company has determined that the amount owed is uncollectible and has written off the receivable.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 -	NOTES PAYABLE

Notes payable consist of the following:	December 31,	December 31,
	2008	2007
		(restated)
QUEST MINERALS & MINING CORP.
0% Notes payable (a).	$202,864	202,864
12% Notes payable to Gross Foundation (b).	-	32,399
15% Notes payable to Gross Foundation (c).	-	-
7% Notes payable to GP, PTF, FM (d).	-	-
7% Notes payable to Investors (e).	25,000	50,000
7% Notes payable to Greenwood Partners (f).	-	-
7% Notes payable to First Mirage (f).	-	50,000
7% Notes payable to Professional Traders Fund (g).	1,616	100,000
8% Notes payable to Interstellar Holdings. (h).	-	535,000
5% Advances from Interstellar Holdings (i).	1,082,411	1,010,049
0% Notes payable (j).	611,937	217,686
7% Notes payable to Westor Capital Group (k).	-	100,000
8% Notes payable to Kaila (l).	-	300,000
10% Notes payable to IMR (m).	10,000	10,000
6% Notes payable to Interstellar Holdings. (n).	533,500	-
8% Notes payable to Prof. Offshore Opportunity Fund, Ltd. (o).	400,000	-
QUEST ENERGY, LTD.
8% Summary Judgment payable to BH&P (p).	35,000	35,000

GWENCO, INC.: (Bank Loans)
12% Assigned Judgment to Interstellar Holdings (q).	726,964	726,964
9% Assigned Judgment to Interstellar Holdings (r).	-	-
12.75% Assigned Judgment to Interstellar Holdings (r).	-	65,588
9.5% Note payable to First Sentry Bank (s)	262,402	262,402
6% Note payable to United National Bank (s)	28,159	28,159
0% Default Judgment to Third-Party (t)	229,130	229,130
17% DIP Financing – Interstellar Holdings (u)	923,043	335,764

GWENCO, INC.: (Related-Party Loans)
5.26% Notes payable to Scott Whitson (v).	624,581	672,289
Total Debt	5,696,607	4,963,294
Current Portion	4,763,107	4,963,294
Less: Unamortized debt discount on Current Portion	-	(56,982)
Total Notes Payable – Current Portion, net	4,763,107	4,906,312

Long-Term Debt:	$933,500	-
Less: Unamortized debt discount on Long-Term Debt	(182,158)	-
Total Long-Term Net, net	$751,342	-

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
On December 17, 2004, the Company issued a 15% per annum promissory note with Gross Foundation for $300,000 due on June 17, 2005.  The note was secured by certain of the Company’s equipment.  In the event of default, the note became convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $40.00 per share.  As additional compensation to the lender, the Company issued 750 common stock warrants at $600.00.  The warrants have anti-dilution privileges and piggyback registration rights.  On December 20, 2005, the Company issued 5,000 shares of common stock at $40.00 per share to Gross Foundation as a partial conversion pursuant to their promissory note, which matured on June 17, 2005.  The lender continues to make periodic partial conversion requests to pay down the principal and accrued interest.  On July 26, 2006, the note was amended and restated at 12%, due on April 18, 2007, with a new balance of $258,091, which included the remaining principal and interest from the original note.  The note is convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company’s common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company’s common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lender has made periodic partial conversions of the principal and accruing interest.  On June 19, 2008, the lender made a final conversion to satisfy the remaining principal and interest on the note.

Quest had recognized derivative liability of $392,787 upon restatement of this note in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of this note.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of this note.  As a result, Quest reclassified the conversion options on this note, then valued at $177,069, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $258,091 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature was amortized over the note’s maturity period as interest expense.  During the year ended December 31, 2007, amortization related to the beneficial conversion feature was $84,953, at which point the discount was fully amortized.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(c)
On March 11, 2008, the Company issued a 15% per annum promissory note with a third party lender for $75,000 due on March 10, 2009.  The note is convertible at the option of the holder at a conversion price of 50% of the average of the three lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

 In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $75,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Notes issued during the year ended December 31, 2008.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the year ended December 31, 2008, amortization related to the beneficial conversion feature was $75,000, at which point the discount was fully amortized.

Effective September 12, 2008, the Company and the third-party lender resolved a dispute relating to the lender’s prior partial conversions of the note, pursuant to which the lender agreed to forgive the balance on the note of $42,223 and the remaining accrued interest of $3,278.  The Company recognized $45,501 of debt forgiveness income in as a result of this settlement.

(d)
On February 22, 2005, the Company entered into unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $200.00 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00.  The Company categorized the convertible notes as a liability in the amount of $650,000.  A 10% commission was paid to the agent who arranged the transaction.  On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which became due February 22, 2007, to one of the third party lenders.  On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which also became due February 22, 2007.  The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company’s common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company’s common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lenders make periodic partial conversions to pay down the remaining principal on the notes.  As of December 31, 2008, only a partial amount of accrued interest remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Quest had recognized derivative liability of $881,673 upon restatement of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $184,927, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $611,747 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature was amortized over the notes’ maturity period as interest expense.  During the year ended December 31, 2007, amortization related to the beneficial conversion feature was $94,607, at which point the discount was fully amortized.

(e)
On March 4, 2005, the Company entered into unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $200.00 per share, which conversion price is subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00.  The Company categorized the convertible notes as a liability in the amount of $375,000.  A 10% commission was paid to the agent who arranged in the transaction.  During the year ended December 31, 2006, the Company amended and restated 7% convertible notes in the aggregate principal amount of $325,000, which became due February 22, 2007.  The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company’s common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company’s common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  From the fourth quarter of 2006 through December 31, 2008, several of the lenders made periodic partial conversions of the principal and accruing interest.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Quest had recognized derivative liability of $447,263 upon restatement of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $35,361, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $319,753 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature was amortized over the notes’ maturity period as interest expense.  During the year ended December 31, 2007, amortization related to the beneficial conversion feature was $9,122, at which point the discount was fully amortized.

On September 3, 2008, Quest issued 500,000 shares of common stock to one of the remaining two noteholders that did not participate in the 2006 exchange in exchange of an original note of $25,000 and warrants for 375 shares of common stock.  Quest credited the principal amount of $25,000 and accrued interest of $6,217 to paid-in capital and also incurred $2,611 as an induced conversion expense in connection with this exchange.

As of December 31, 2008, $25,000 in principal amount of the original $375,000 in notes remains outstanding and in default.  In addition, partial amounts of accrued interest on these notes remain.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(f)
On April 18, 2005, the Company entered into unit purchase agreements with two third-party lenders for a total sale amount of $400,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $200.00 per share, which conversion price is subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00.  The Company categorized the convertible notes as a liability in the amount of $400,000.  A $14,000 commission was paid to the agent who arranged in the transaction.  On June 5, 2006, the Company amended and restated the 7% convertible notes in the principal amounts of $100,000, $125,000, and $50,000, respectively, which became due April 18, 2007.  As part of the amendment and restatement, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000.  The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company’s common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company’s common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lenders make periodic partial conversions of the principal and accruing interest.  On June 24, 2008, one of the remaining lenders made a final conversion to satisfy their remaining principal and interest.  As of December 31, 2008, only a partial amount of accrued interest remains from the remaining lender.

Quest had recognized derivative liability of $251,639 upon restatement of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $102,675, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $251,639 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.  During the year ended December 31, 2007, amortization related to the beneficial conversion feature was $72,024, at which point the discount was fully amortized.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(g)
On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005.  According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000.  Additionally, the lender was issued 25,650 warrants.  The loans subject to the credit agreement are secured by certain assets of the Company.  The warrants have an exercise price of $40.00 per share, subject to adjustment, and expire on May 31, 2007.   As of December 31, 2005, the Company had made a payment of $5,500.  On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000.  The note covered accrued interest and additional legal fees.  The amended and restated note is convertible into the Company’s common stock at a rate of $40.00 per share and was due February 22, 2007.  On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note became due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  As of December 31, 2008, Quest was in default on the remaining balance of this obligation.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $43,944 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the years ended December 31, 2008 and December 31, 2007, amortization related to the beneficial conversion feature was $18,970 and $24,974, respectively.  The discount was fully amortized during the year ended December 31, 2008.

(h)
On December 8, 2005, the Company issued a convertible secured promissory note in the principal amount of $335,000.  The note was due on December 8, 2006, with an annual interest rate of eight percent (8%), and is convertible into the Company’s common shares at an initial conversion price of $20.00 per share, subject to adjustment.  As of December 31, 2006, the Company was in default.  In January, 2007, the Company entered into an exchange agreement with the note holder and holders of 150,000 shares of the Company’s common stock, under which the holders exchanged the note and the 150,000 shares of the Company’s common stock for a series of new convertible promissory notes in the aggregate principal amount of $635,000.  The new notes were due on March 31, 2007, with an annual interest rate of eight percent (8%), and are convertible into the Company’s common shares at an initial conversion price of the greater of (i) $2.00 per share or (ii) 50% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  During the first quarter of 2007, the note holders made partial conversions of the principal and accruing interest.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Quest had recognized derivative liability of $306,284 upon exchange of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $768,069, as permanent equity.

On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.  See Note 9(n).

(i)
During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006.  As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock.  As of the three months ended March 31, 2006, the lender has made advances totaling $132,000.  On April 3, 2006, the lender declared a default under the terms of the loan agreement.  The Company failed to repay the lender as required under the loan agreement.  The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer’s common stock pledged to the lender to secure the guarantee.  Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000.  The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure.   Since 2006 through December 31, 2008, the lender, and its successor in interest, has continued to advance operational funding into the Company.  Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

(j)
Periodically, the Company receives cash advances from unrelated third party investors.  Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

(k)
On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit.  The aggregate gross proceeds from the sale of the units were $125,000.  Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $84.00 per share.  The unit notes were due on July 5, 2007.  The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $42.00 per share, subject to adjustment, including a “weighted-average” reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price.  Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Quest had recognized derivative liability of $323,537 upon restatement of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $3,641, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.  During the year ended December 31, 2007, amortization related to the beneficial conversion feature was $52,083, at which point the discount was fully amortized.

On June 27, 2007, the Company entered into an agreement with one of the note holders to exchange a note in the principal amount of $25,000 for 83,693 shares of common stock.  Quest credited the principal amount of $25,000 and accrued interest of $12,435 to paid-in capital and also incurred $2,631 as an induced conversion expense in connection with this exchange.

On April 1, 2008, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note carries an interest rate of seven percent (7%) and expires on March 31, 2009.  The note is convertible into Quest common shares at a conversion price of seventy percent (70%) of the average per share market value during the three (3) trading days immediately preceding a conversion date.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $70,026 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature is amortized over the notes’ maturity period as interest expense.  During the year ended December 31, 2008, amortization related to the beneficial conversion feature was $70,026, at which point the discount was fully amortized.

On August 13, 2008, the Company entered into an agreement with the note holder to exchange the note in the principal amount of $100,000 for 2,100,000 shares of common stock.  Quest credited the principal amount of $100,000 and accrued interest of $1,750 to paid-in capital and also incurred $121,525 as an induced conversion expense in connection with this exchange.

(l)
On April 1, 2006, the Company entered into a settlement and release agreement with   a third party individual pursuant to which the Company issued a convertible secured promissory note in the principal amount of $300,000.  The note was due on April 1, 2008, with an annual interest rate of eight percent (8%).  The note is convertible into the Company’s common shares at an initial conversion price equal to the greater of (a) $2.00 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date.   The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

Quest had recognized derivative liability of $625,319 upon issuance of the note in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the note.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on the note, then valued at $593,709, as permanent equity.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $300,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the years ended December 31, 2008 and December 31, 2007, amortization related to the beneficial conversion feature was $37,839 and $151,353, respectively.  The discount was fully amortized during the year ended December 31, 2008.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.  See Note 9(n).

(m)
On May 1, 2007, the Company entered into a settlement and release agreement with   a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000.  The note was due on May 1, 2008, with an annual interest rate of ten percent (10%).  The note is convertible into the Company’s common shares at a fixed rate of $1.60 per share.   The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $2,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the years ended December 31, 2008 and December 31, 2007, amortization related to the beneficial conversion feature was $833 and $1,667, respectively.  The discount was fully amortized during the year ended December 31, 2008.

As of December 31, 2008, the Company was in default of this obligation.

(n)
On June 6, 2008, the Company entered into an exchange agreement with the holder of the notes referenced in Notes 9(h) and 9(l) above, in the aggregate principal amount of $835,000, under which the holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due on June 6, 2010, with an annual interest rate of six percent (6%), and is convertible into the Company’s common shares at a conversion price of $.001 per share.  During the year ended December 31, 2008, the holder has made partial conversions of principal due under this note.

(o)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note at 8%; as well as a three (3) year royalty on future coal sales.  The note is due on August 14, 2010 and is convertible into Quest common shares at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the company.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the year ended December 31, 2008, amortization related to the beneficial conversion feature was $42,842, and as of December 31, 2008, an unamortized discount of $182,158 remains.

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(p)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of December 31, 2008, the Company remains in default.

(q)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default.  The note was secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent.     Duke Energy has obtained a judgment lien against the Company and its assets.  (See Note 16.)   As of December 31, 2008, the balance remains outstanding.  On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 16, to a third party investor.  As of December 31, 2008, the Company is currently negotiating resolution of this judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

(r)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a commercial installment note and a commercial time note, both of which were in default.  The notes were secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  In 2005, the Company entered into an agreed judgment in with the lender, National City Bank of Kentucky, with respect to the defaulted notes.  National City Bank obtained a judgment lien against the Company and its assets.  On July 19, 2006, National City Bank sold its right, title, and interest in and to the various judgments, judgment liens, security interests, and lines of credit, all of which are based on the notes issued to National City Bank of Kentucky, also referenced in Note 16, to a third party investor.  The third party investor has agreed to forbear on further collection, enforcement, and foreclosure with respect to this indebtedness until further notice.  In connection therewith, the Company granted the investor a royalty on fifty percent of the Company’s gross profits generated from coal mining at the Company’s leased mine.  Also in connection therewith, the Company entered into a judgment conversion agreement where the investor shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding amounts due under the judgments into the Company’s common shares at the rate of $0.001 per share.  The investor shall not be entitled to convert any portion of the judgment if such conversion would result in beneficial ownership by the investor of more than 4.99% of the outstanding common shares of the Company.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Quest had recognized derivative liability of $13,486,013 upon restatement of the judgment in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the judgment.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion option on the judgment, then valued at $5,858,479, as permanent equity.

The lender has made periodic partial conversions of the principal and accruing interest.  On July 21, 2008, the lender made a final conversion to satisfy the remaining principal and interest on the judgment.

(s)
On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco.  The notes are in default.  The Company is currently negotiating resolution of these notes in connection with Gwenco’s plan of reorganization in bankruptcy.

(t)
Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners improperly obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Notes 16 & 17.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  On July 17, 2007, the Bankruptcy Court approved the settlement agreement.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  On August 10, 2007, the escrowed funds were transferred to complete the settlement.  As of December, 2008, the Company continues to negotiate the remaining balance of the judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(u)
On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carry a 17% interest rate per annum and matured on July 31, 2008.  As of December 31, 2008, advances at maturity date totaled $923,043 and continue to accrue interest.

(v)
The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco.  This note is secured by 50% of the outstanding capital stock of Gwenco.  The debt required 4 annual payments of approximately $75,000 plus interest.  As of December 31, 2005, the Company was in default.  Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine.  Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.  On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, has an interest rate of 5.21%, and is due on September 24, 2009.  The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which included the accrued interest, has an interest rate of 5.26%, and is to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed the property.

NOTE 10 -	INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes.  The Company has net operating loss carry forwards for income tax purposes of approximately $38,500,000 at December 31, 2008, and $36,200,000 at December 31, 2007.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2015.  The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s tax provision were as follows:
	2008	2007

Current income tax (benefit) expense	$(2,310,000)	$(2,172,000)

Deferred income tax expense (benefit)	2,310,000	2,172,000

	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the periods ended December 31, 2008 and 2007:

	2008	2007

Tax expense (benefit) at Federal rate (34%)	$(1,963,000)	$(1,846,000)
State and local income tax, net of Federal benefit	(347,000)	(326,000)
Effect of timing difference	-	-

Change in valuation allowance	2,310,000	2,172,000

Net income tax (benefit) allowance	$-	$-

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:	December 31,	December 31,
	2008	2007

Deferred tax asset from loss carry forward	$15,400,000	$13,286,000

Valuation allowance	(15,400,000)	(14,480,000)

Net deferred tax assets	$0	$0

The Company recognized no income tax benefit for the loss generated for the periods    through December 31, 2008.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

The Company has not filed corporate federal, state, or local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability.

NOTE 11 -	PREFERRED STOCK

Series A

Each share of Quest Series A Preferred Stock is convertible into a maximum of five (5) shares of the Company’s common stock, or such lesser shares as determined by dividing $3.00 by the average closing bid price of one share of the Company’s common stock during the ten trading days preceding actual receipt of a notice of conversion, subject to proportional adjustment for stock-splits, stock dividends, recapitalizations, and subsequent dilutive issuances of common stock.  The Series A Preferred Stock is convertible at the option of the holder.  The holders of the Series A Preferred Stock shall be entitled to receive cumulative dividends at the rate of $0.0001 per share per annum in preference to the holders of common stock.  The holders of the Series A Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $3.00 per share for the Series A Preferred Stock plus all declared and unpaid dividends, in preference to the holders of the common stock.  After March 31, 2004, the Company has the option of redeeming the Series A Preferred Stock at a price equal to $3.00 per share for the Series A Preferred Stock plus all declared and unpaid dividends.  The Series A Preferred Stock has no voting rights.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in the Series A Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,359,999 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and as interest expense.

As of December 31, 2008, 427,807 shares have been converted.

Series B

Effective July 2006, each share of the Company’s Series B Preferred Stock is convertible into 10.355 shares of the Company’s common stock, subject to proportional adjustment for stock-splits, stock dividends, and recapitalizations.  The Series B Preferred Stock is convertible at the option of the holder, but shall be automatically converted into the Company’s common stock, at the then applicable conversion price, in the event that, during any period of fifteen (15) consecutive trading days, the average closing price per share of Quest’s common stock as reported on a national securities exchange, the NASDAQ NMS or Small Cap Market, or the OTC Bulletin Board, equals or exceeds $4.00 (subject to anti-dilution, recapitalization, and reorganization adjustments).  The holders of the Series B Preferred Stock shall be entitled to receive dividends on a pro-rata, as-if converted basis with the Series A Preferred Stock.  The holders of the Series B Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $2.50 per share for the Series B Preferred Stock plus all declared and unpaid dividends, in preference to the holders of the common stock.

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

On November 4, 2008, the Company effectuated a 10 to 1 reverse stock split.  As a result of the reverse split, the conversion price was adjusted from $9.65688 to $96.5688.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On January 12, 2007, the Company entered into an indemnity agreement with the Company’s President, who is also the Company’s Secretary and sole director.  Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement.  Under the loan agreement, the President personally guaranteed repayment of the loan and pledged 2,000,000 shares of common stock held by him as collateral for the amounts loaned under the loan agreement.  The Company eventually defaulted under the loan agreement, and the lender foreclosed on the shares which the President had pledged.  On the date of foreclosure, the President’s shares had a market value of approximately $260,000.  The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company.  The board of directors has further determined that the President’s conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in the Series C Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $257,347 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and as interest expense.

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

On November 4, 2008, the Company effectuated a 10 to 1 reverse common stock split.  As a result of the reverse split, the conversion price was adjusted from the lower of $0.32 or 100% of the 5-day average to the lower of $3.20 or 100% of the 5-day average.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 12 -	COMMON STOCK

On February 9, 2007, the Company amended its articles of incorporation to increase the number of shares of common stock that were authorized to issue from 250,000,000 to 975,000,000.

On August 17, 2007, the Company effectuated a 1 to 4 reverse stock split resulting in a 644,867,576 reduction of shares from 859,823,718 common shares outstanding to 214,956,142 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split, of which, 213 shares were issued.  In conjunction with the reverse stock split, the Company’s stock symbol on the OTC Bulletin Board Symbol was changed to QMMC.

On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split resulting in a 331,309,124 reduction of shares from 368,121,581 common shares outstanding to 36,812,457 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s stock symbol on the OTC Bulletin Board Symbol was changed to QMNM.

On September 9, 2008, the Company amended its articles of incorporation to increase the number of shares of common stock that were authorized to issue from 975,000,000 to 2,500,000,000.

On November 4, 2008, the Company effectuated a 1 to 10 reverse stock split resulting in a 961,576,530 reduction of shares from 1,068,418,367 common shares outstanding to 106,841,367 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s stock symbol on the OTC Bulletin Board Symbol was changed to QMLM.
All references in the financial statements and notes to financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the year ended December 31, 2007, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 518,670 shares of common stock at a conversion price averaging approximately $1.70 per share.  In the aggregate, these issuances reduced the debt by $671,598 in principal and $65,849 in accrued interest.

During the year ended December 31, 2007, the Holder of an Amended and Restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 215,873 shares of common stock at a conversion price averaging approximately $1.28 per share.  In the aggregate, these issuances reduced the debt by $180,692 in principal and $15,858 in accrued interest.

During the year ended December 31, 2007, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 1,712,500 shares of common stock at a conversion price averaging approximately $0.31 per share.  In the aggregate, these issuances reduced the debt by $389,745 in principal and $34,255 in accrued interest.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During the year ended December 31, 2007, holders of the Company’s Series A Preferred Stock converted an aggregate of 5,467 shares into 340,000 shares of common stock, at a conversion price averaging $0.048 per share.

In the year ended December 31, 2007, the Company issued an aggregate of 982,000 shares of common stock to various consultants.  Expense of $609,355 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.11 to $4.80 per share.

During the year ended December 31, 2007, the Company issued 125,000 shares of common stock as compensation towards back salaries owed to the Company’s President. Expense of $110,000 was recorded related to these shares, which was the market value of such shares issued, at prices varying from $0.60 to $1.70 per share.

In January, 2007, the Company entered into an exchange agreement with a noteholder and holders of 15,000 shares of the Company’s common stock, under which the holders exchanged the note and the 15,000 shares of the Company’s common stock for a series of new 8% Secured Convertible Promissory Notes in the aggregate principal amount of $635,000.  See Note 9.  The shares were returned to treasury.

On February 20, 2007, holders of these notes effectuated a series of conversions and were issued 50,000 shares of common stock at a conversion price of $2.00 per share.  These issuances reduced the debt by $100,000 in principal.

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

During the year ended December 31, 2008, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 4,714,259 shares of common stock at a conversion price averaging approximately $0.368 per share.  In the aggregate, these issuances reduced the debt by $195,452 in principal and $30,295 in accrued interest.

During the year ended December 31, 2008, holders of a restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 1,785,587 shares of common stock at a conversion price averaging approximately $0.035 per share.  In the aggregate, these issuances reduced the debt by $32,399 in principal and $8,042 in accrued interest.

During the year ended December 31, 2008, the holder of a 15% Promissory Note effectuated a series of partial conversions and was issued an aggregate of 3,197,713 shares of common stock at a conversion price averaging approximately $0.013 per share.  In the aggregate, the issuances reduced the debt by $32,777 in principal and $1,294 in accrued interest.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

During the year ended December 31, 2008, holders of the Company’s Series A Preferred Stock converted an aggregate of 422,341 shares into 69,896,654 shares of common stock, at a conversion price averaging $0.0052 per share.

During the year ended December 31, 2008, the Company issued an aggregate of 55,049,130 shares of common stock to various consultants.  Expense of $1,086,652 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.02 to $0.029 per share.

During the year ended December 31, 2008, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 6,967,725 shares of common stock at a conversion price of $0.01 per share.  In the aggregate, these issuances reduced the debt by $65,589 in principal and $4,088 in accrued interest.

During the year ended December 31, 2008, the holders of a 6% convertible promissory note effectuated a series of partial conversions and were issued an aggregate of 104,707,100 shares of common stock at a conversion price of $0.01 per share.  In the aggregate, these issuances reduced the debt by $301,500 in principal and $1,207 in accrued interest.

On March 20, 2008, Gross Foundation returned 209,471 shares of common stock that were issued to them in error on December 14, 2007.  The Company had issued 209,471 shares of common stock in error to due to a communication oversight to the transfer agent relating to a conversion notice during the time in which the Company’s 1 to 10 reverse split was effectuated.  The issuance was valued at market price and a capital allowance of $29,326 was posted until it could be reconciled.  The shares were subsequently cancelled and the allowance was credited.

On August 13, 2008, the Company issued 2,100,000 shares of common stock a third party lender at $.048 per share pursuant to an exchange agreement, which satisfied an 8% convertible note in the principal amount of $100,000 dated April 1, 2008 and all accrued interest thereon.

On October 6, 2008, the Company issued 50,000 shares of common stock a third party lender per share pursuant to an exchange agreement, which satisfied a 7% convertible secured note in the principal amount of $25,000 dated March 4, 2005 and all accrued interest thereon.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13 -	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:			December 31, 2008
	Warrants	Exercise Price	Valuation

December 17, 2004 issuance of 1,500 warrants; expiration 2009 (a).	1,500	600.00	-

December 21, 2004 issuance of 500 warrants; expiration 2009 (b).	500	600.00	-

March 4, 2005 issuance of 1,125 series A warrants; expiration 2010 (c).	1,125	200.00	-

March 4, 2005 issuance of 1,125 series B warrants; expiration 2010 (c).	1,125	400.00	-

April 5, 2006 issuance of 2,968 warrants; expiration 2009 (d).	0	84.00	-

May 18, 2006 issuance of 7,500 options; expiration 2011 (e).	7,500	20.00	143,054

July 3, 2008 issuance of 2,500,000 options; expiration 2018 (f).	2,500,000	.24	500,000

September 23, 2008 issuance of 2,500,000 options; expiration 20181 (g).	2,500,000	.044	82,500

TOTALS:	5,011,750		$725,554

		Avg.
	Warrants	Ex. Price ($)	Valuation

Total Options / Warrants outstanding as of December 31, 2007	16,218	$168.00	143,055

Options / Warrants Issued	5,000,000	-	582,500

Options / Warrants Expired / Cancelled	(4,468)	-	(365)

Options / Warrants Exercised	-	-	-

Derivative Valuation Adjustment			364

Total Options / Warrants outstanding as of December 31, 2008	5,011,750	$0.55	725,554

On November 4, 2008, the Company effectuated a 1 to 10 reverse stock split resulting in a 961,576,530 reduction of shares from 1,068,418,367 common shares outstanding to 106,841,367 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s stock symbol on the OTC Bulletin Board Symbol changed to QMLM.  All references to the issuance of warrants have been retroactively adjusted to account for this subsequent event.

(a)
On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005.  The notes are secured by certain of the Company’s equipment.  In the event of default, the notes become convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $40.00 per share.  As additional compensation to these lenders, the Company agreed to issue them 1,500 common stock warrants at $600.00.  The warrants have anti-dilution privileges and piggyback registration rights.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(b)	On December 21, 2004, the Company issued 500 common stock warrants at $600.00 as finder’s fee. The warrants have anti-dilution privileges and piggyback registration rights.

(c)
On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $200.00 per share, which conversion price is subject to adjustment.  Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $400.00.  During the three months ended March 31, 2007, 375 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.  On September 3, 2008, in connection with an exchange agreement involving related convertible debt, 750 Series A and Series B warrants were cancelled.

(d)
On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit.  The aggregate gross proceeds from the sale of the units were $125,000.  Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $84.00 per share.  The unit notes are due on July 5, 2007.  The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $42.00 per share, subject to adjustment, including a “weighted-average” reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price.  Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.  Based on the calculation terms of the agreement, a total of 2,968 warrants were issued.  On April 1, 2008, the company entered into an agreement with one of the remaining lenders where one unit consisting of a $100,000 promissory note and 2,374 warrants was exchanged for a 7% convertible note due March 31, 2009.  The existing warrants were subsequently cancelled upon issuance of this agreement.

(e)
On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President.  Each agreement called for the President and Vice President to receive options to purchase up to 12,500 shares of the Company’s common stock pursuant to a new stock compensation plan adopted by the Company.  The options would be exercisable at $20.00 per share, the fair market value at the time of grant, and would vest as follows:  (i) options to purchase up to 5,000 shares vesting immediately, (ii) options to purchase up to 5,000 shares vesting upon the Company’s receipt of an aggregate of $25,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 2,500 shares vesting six months after the date of the option agreements.  The 12,500 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital.  Since 5,000 of these options would vest six months from issuance and 7,500 would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization.  On May 31, 2006, the Company’s then-President resigned.  The Company and the former President then entered into a consulting agreement, under which it was agreed that 5,000 options initially awarded to him would remain vested and 2,500 options would be allowed to vest in six months.  5,000 options that vested upon the Company’s raising one million dollars were mutually voided.  The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance.  On November 18, 2006, the 5,000 options vested pursuant to the agreements.  The Company adjusted the deferred stock compensation and expensed $95,369 for compensation.  On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

(f)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $.24 and carry a ten (10) year expiration period.  The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.

(g)
On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $.0044 and carry a ten (10) year expiration period.  The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.

NOTE 14 -	STOCK COMPENSATION PLAN

On May 8, 2006, the board of directors of the Company adopted its 2006 Stock Incentive Plan, which allows for the issuance of up to 23,000,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

On September 27, 2006, the board of directors of the Company adopted its 2006 Stock Incentive Plan No. 2, which allows for the issuance of up to 30,000,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

On February 21, 2007, the board of directors of the Company adopted its 2007 Stock Incentive Plan, which allows for the issuance of up to 70,000,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On November 19, 2007, the board of directors of the Company adopted its 2007 Stock Incentive Plan No. 2, which allows for the issuance of up to 97,500,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

On August 17, 2007, the Company effectuated a 1 to 4 reverse stock split.
On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split.
On November 4, 2008, the Company effectuated a 1 to 10 reverse stock split

In connection with each reverse stock split, pursuant to each plan, the Company’s board of directors determined that the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split.  As a result, after each reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split.  However, in accordance with each plan, the maximum number of shares of common stock that may be issued and sold under any awards granted under each plan was not reduced as a result of the reverse split and, accordingly, the total number of shares available under the plan after each reverse split remained the same as it was before such reverse split.  Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007 and 2008.  As of December 31, 2008, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	43,750	17,456,250
2005 Stock Incentive Plan	7,000,000	17,438	6,982,563
2005 Stock Incentive Plan No. 2	2,000,000	5,000	1,995,000
2006 Stock Incentive Plan	23,000,000	1,554,110	21,445,890
2006 Stock Incentive Plan No. 2	30,000,000	2,573,400	27,426,600
2007 Stock Incentive Plan	70,000,000	6,936,750	63,063,250
2007 Stock Incentive Plan No. 2	97,500,000	44,093,630	53,406,370

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 15 -	RELATED PARTY TRANSACTIONS

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

During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006.  As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock.  As of the three months ended March 31, 2006, the lender had made advances totaling $132,000.  On April 3, 2006, the lender declared a default under the terms of the loan agreement.  The Company failed to repay the lender as required under the loan agreement.  The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer’s common stock pledged to the lender to secure the guarantee.  Along with accrued interest, the Company recorded an accrued liability for indemnification obligations to the officers of $390,000, the fair value of the pledged shares lost in the foreclosure.

On January 12, 2007, the Company entered into an indemnity agreement with the Company’s President, who is also the Company’s Secretary and sole director.  Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for the loss he incurred as a result of the foreclosure by the lender on the shares, which the President had pledged.  On the date of foreclosure, the President’s shares had a market value of approximately $260,000.  The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company.  The board of directors has further determined that the President’s conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company.  The Company recorded a beneficial conversion expense of $292,500 as a result of the issuance of the Series C Preferred Stock.  The issuance of the Series C Preferred Stock to the President effectively transferred control of the company to the President.  The Company is currently negotiating the terms of indemnification of with the other former officer as a result of this foreclosure.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 16 -	COMMITMENTS AND CONTINGENCIES

On December 8, 2005, the Company entered into an employment agreement with the Company's President.  The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement.  In addition, the President received options to purchase up to 12,500 shares of Quest's common stock at an exercise price of $20.00 per share.  The President and the Company mutually agreed to cancel this option in 2007.  The agreement also contains the following material provisions:  (i) participation in the Company's executive bonus plan on the same basis as other senior executive officers of the Company; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that the President elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to other senior executive officers of the Company; (v) a severance payment of six (6) month's salary at the then-applicable base salary rate in the event that the Company terminates the President's employment without cause; (vi)  a severance payment of all base salary due under the remaining term of the employment agreement in the event that the President's employment is terminated due to death or disability; (vii) a payment of 5,000,000 shares of the Company's common stock in the event of a change in control of the Company as such term is defined in the employment agreement; (viii) a severance payment, at the President's election, in the event that (a) the President is required to relocate as a condition of employment, (b) there is a substantial change in the President's responsibilities at the direction of the Company's board of directors, or (c) a change in control of the Company.

The Company is subject to certain asserted and unasserted claims encountered in a fraud action committed by former employees of the Company against a local bank.  It is the Company’s belief that the resolution of these matters will not have a material adverse effect on the financial position or results of operations, however, the Company cannot provide assurance that damages that result in a material adverse effect on its financial position or results of operations will not be imposed in these matters.

On or about December 21, 2004, the Company terminated its Chief Financial Officer for cause, as it had reason to believe he had participated in a bank fraud scheme.  The Chief Financial Officer’s replacement has not been appointed at this time.

During the period ended December 31, 2004, the Company’s bank initiated a claim for an overdraft recovery.  Since it was later determined that there was a much larger malice perpetrated against the Company by existing bank employees, allowances have been accrued until a resolution can be determined.  The bank’s insurer commenced an action in Pike County Court, Kentucky against Quest Energy, the Company’s subsidiary, for subrogation of monies it has paid to the bank and repayment of deductibles by the bank as a part of an alleged criminal scheme and conspiracy by former employees of the bank and other individuals.  The insurer alleged that former employees or associates of Quest Energy, including the Company’s former CEO and CFO, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme.  Further, Quest Energy filed a counterclaim against the bank and the insurer contending that the negligent actions and inactions by the bank caused severe damage and loss to Quest Energy and the Company.

Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company.  The Company has accrued the existing liabilities until validity can be determined.  As of December 31, 2008, no outcome has been determined.

In light of these occurrences and due in part to the apparent participation of its former Chief Financial Officer in this scheme, the Company determined that the design and operation of its disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(f) have not been effective to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  The Company is currently reviewing and revising its controls and procedures to increase the effectiveness of its disclosure controls and procedures.

In or about May 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against the Company’s indirect wholly owned subsidiary, Gwenco, Inc., and a former director of the Company for breach of various promissory notes issued by Gwenco.  Duke Energy Merchants and First Sentry Bank were joined in the action.  National City Bank and Duke Energy are collectively seeking approximately $1,100,000 in principal as well as interests, fees, and costs.  National City Bank has obtained judgment in that action in the amount of approximately $340,000, and Duke Energy has obtained judgment in the amount of approximately $670,000 as well.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

On May 11, 2005, the former director of the Company, who is also the former stockholder of Gwenco, filed a third party complaint in this action against the Company and its subsidiary, Taylor Mining, seeking control of the mines leased by Gwenco and/or damages for fraud in the inducement of the Gwenco purchase agreement.  On July 27, 2006, the Company settled the third party complaint by the former owner of Gwenco.  As part of the settlement, Gwenco received mining permit renewal and transfer documentation, which Gwenco is required to obtain in order to recommence mining operations at its Pond Creek mine at Slater’s Branch, Kentucky.  Further, the former Gwenco owner agreed to provide all reasonable cooperation in recommencing mining operations at the Slater’s Branch mine.  The parties also agreed to terminate all remaining rights, duties, and obligations under the original stock purchase agreement entered into in connection with the acquisition of Gwenco by the Company.  The Company made a one-time cash payment of $75,000 and issued 350,000 shares of the Company’s common stock, subject to a lock-up/leak out agreement, to the former owner of Gwenco, upon conversion of his Series B Preferred Stock, the terms of which were amended under the settlement agreement.  The Company also granted the former owner of Gwenco a sliding scale royalty on coal sales.  The Company also assumed two promissory notes made by the former owner of Gwenco in the aggregate principal amount of $290,561.  The notes are in default.  The parties mutually dismissed their respective counter-claims against each other in the civil action pending in Boyd County Court, Kentucky.

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

On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of December 31, 2008, the Company remains in default.

Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.   This foreclosure action was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

On February 28, 2007, one of the Company’s wholly-owned subsidiaries, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Neither the Company nor any of its other subsidiaries were included in the filing.  As a result, all pending legal actions against Gwenco, including the pending foreclosure actions, were automatically stayed.

On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  The settlement agreement is subject to approval by the Bankruptcy Court.  On July 17, 2007, the Bankruptcy Court approved the settlement agreement, subject to Gwenco’s receipt of debtor-in-possession financing.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  On August 10, 2007, escrowed funds were transferred to complete the settlement.

On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In –Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carry a 17% interest rate per annum and matured on July 31, 2008.

As of December 31, 2008, Gwenco’s bankruptcy counsel had accrued an additional $12,292 in fees from their initial $20,000 retainer; and is waiting on approval from the court to be paid.  Although, continuing legal costs are accruing, the Company has made an advance payment of $3,500 towards the pending fees as of December 31, 2008.

As of December 31, 2008, Gwenco had assets of $5,645,152, which included all of the mineral rights of the Company valued at $5,203,414 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $6,843,858.  Of these liabilities, $3,417,463 was owed to Quest Minerals & Mining and Quest Energy, Ltd.  These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at December 31, 2008.   Gwenco also currently holds all of the company’s current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following is the consolidating balance sheet of the Company at December 31, 2008, which includes Gwenco, Inc. and the Company and its other subsidiaries:

QUEST MINERALS & MINING CORP.

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2008

	QUEST &SUB	GWENCO	ADJUSTMENTS		CONSOLIDATED
ASSETS
Current Assets
Cash	13,439	-	$		$13,439
Total current assets	13,439	-			13,439

Leased Mineral Reserves, net (Note 2 & 5)	-	5,203,414			5,203,414
Mine Development, net	-	226,406			226,406
Equipment, net (Note 6)	-	157,271			157,271
Deposits	-	42,442			42,442
Prepaid Expense	-	1,993			1,993
Intercompany,net	-
Deferred Financing costs, net	226				226
DIP Cash, restricted		12,395			12,395
DIP Receivable, restricted	-	1,230		-	1,230

TOTAL ASSETS	$13,665	$5,645,151		$-	$5,658,816

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 8)	$2,221,738	$1,256,697	$		$3,478,435
Loans payable-current portion, net (Note 9)	1,968,828	229,130			2,197,958
Bank loans (Note 9)	0	1,017,525			1,017,525
Related party loans (Note 9)	624,581	-		-	624,581
DIP Financeing (Note 9)	-	923,043		-	923,043

TOTAL CURRENT LIABILITIES	4,815,147	3,426,395			8,241,542

Long-Term Liabilities
Intercompany	-	3,417,463		(3,417,463)	-
Loans payable-Long term portion, net (Note 9)	751,342	-		-	751,342

TOTAL LIABILITIES	5,566,489	6,843,858		(3,417,463)	8,992,884

Commitments and Contingencies (Note 16)

Deficiency in Stockholders' equity
Preferred stock, par value $0.001, 10,000,000 shares authorized;
SERIES A - issued and outstanding 25,526 shares	26	-			26
SERIES B - issued and outstanding 48,284 shares	-	48			48
SERIES C - issued and outstanding 260,000 shares	260	-			260

Common stock, par value $0.001, 2,500,000,000 shares authorized; issued and outstanding 253,188,549 shares	253,189	4,500		(4,500)	253,189

Equity held in escrow (Note 12)	(587,500)	-			(587,500)

Common stock to be issued	5,648	-			5,648

Paid-in capital (Note 14)	60,911,820	2,557,048			63,468,868
Accumulated Deficit	(66,136,267)	(3,760,303)		3,421,963	(66,474,607)

Total Deficiency in Stockholders' Equity	(5,552,824)	(1,198,707)		3,417,463	(3,334,068)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$13,665	$5,645,151		$-	$5,658,816

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

In the fourth quarter of 2008, a former attorney for the Company commenced an action alleging breach of contract for unpaid legal fees.  The Company has denied the allegations and is actively defending the matter.  Furthermore, the Company has filed a counterclaim against the attorney alleging legal malpractice in connection with the attorney’s representation of the Company in several matters.  The matter is currently pending.

In October 2008, the Company received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against the Company based on the Company’s financial statements and other information contained in reports filed with the Commission for the period 2004 and thereafter.  The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  The Company contends that the Company did not commit any wrongdoings or the violations referred to in the Notice.  The Company cannot predict whether the Commission will follow the recommendations of the staff and file suit against the Company.  If any enforcement proceeding is instituted by the Commission, and intends to vigorously defend itself against the Commission’s claims.

The Company believes that it may incur significant costs and expenses in connection with this investigation.  There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities, bankruptcy, or other litigation matters.  The costs and other effects of any future litigation, bankruptcy proceedings, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in these matters could have a material adverse effect on the Company’s financial condition and operating results.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations, or liquidity.

NOTE 17 -	SUBSEQUENT EVENTS

In 2009, Gwenco commenced an adversary proceeding against two of the former owners of Gwenco relating to the former owners’ claims against Gwenco.  One of the claims is based upon the $229,130 default judgment described in Note 9 and Note 16, and both claims are derived from accrued royalties owed to the former owners.  In the adversary proceeding, Gwenco contends that the amounts of the claims that should be allowed are substantially lower than the claims presented by the former owners.  In addition, Gwenco contends that the default judgment was obtained without proper service of process and is void.  The adversary proceedings are currently pending.

NOTE 18 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued financial statements have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by the Company’s receipt of a Wells Notice from the United States Securities and Exchange Commission.  After review of the inquiry and investigation and further analysis, the Company determined that it had made several errors in the application of generally accepted accounting principles relating to its accounting treatment in connection with convertible debt and warrant financing transactions.  These errors include the following:

•	The Company did not properly evaluate the fair value of the warrants and beneficial conversion features associated with these financing transactions;

•	The Company did not properly account for the fair value of the warrants and beneficial conversion features associated with these financing transactions;

•	In certain cases, the Company improperly recorded a derivative liability in connection with these transactions;

•
In those cases where the Company did properly record a derivative liability in connection with a financing or a restructuring of a prior financing, the Company did not properly calculate the derivative liability associated therewith; and

•	In certain cases, the Company did not properly account for the conversion of the convertible notes and convertible preferred stock and the exercise of the warrants.

The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154, Accounting Changes and Error Corrections (as amended).

The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated:

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2007 Statement of Operations

As a result of the restatements, the following changes were made:

Selling, general, and administrative expenses decreased by $2,834,657 in 2007, from $3,977,674 to $1,143,017, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock.

Loss on derivatives increased by $3,825,573 in 2007, from $1,420,615 to $5,246,188, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $2,417,867 in 2007, from $393,354 to $2,811,221, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

Beneficial conversion expense of $279,300 was reclassified as interest expense.

As a result of the foregoing, restated basic and diluted loss per common share increased by $1.65 in 2007, from a loss of $3.26 per share to $4.91 per share, due to the increase in net loss of the Company.

December 31, 2007 Balance Sheet

Prepaid consulting expense increased by $10,571, from $27,000 to $37,571.  As a result, total assets increased by the same amount from $5,448,070 to $5,458,641.

Accounts payable and accrued expenses increased by $23,716, from $2,735,718 to $2,759,434.

The current portion of notes payable, net of discount, decreased by $56,982, from 2,937,716 to $2,880,734, due to recognition of note discounts previously not recognized.

DIP financing payable of $335,764 was reclassified from a long-term to a current liability.

As a result of these adjustments, current liabilities increased by $302,498, from $7,363,248 to $7,665,746.

Derivative liability of $2,841,203 was reclassified as paid-in capital as a result of reclassification of the liability as permanent equity in accordance with SFAS 133 and EITF 00-19.

As result of all of these adjustments, total liabilities were decreased by $2,874,499, from $10,540,215 to $7,665,746.

Paid-in capital increased by $8,847,372, from $51,981,253 to $60,828,625, to reflect reclassification of derivative liability as permanent equity, the recordation of note discounts, and prior year adjustments.

Accumulated deficit increased by $5,744,864, from $56,505,124 to $62,249,988, to reflect the restatements to the statements of operations in 2007 and prior years.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Adjustments

The consolidated financial statements as of December 31, 2007 and for the years then ended, and the notes thereto, have been restated to include the items described above.  The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously Reported December 31, 2007	Restated December 31, 2007
Prepaid consulting expense	$27,000	$37,571
Total assets	5,448,070	5,458,647
Accounts payable and accrued expenses	2,735,718	2,759,434
Loans payable	2,937,716	2,880,734
Derivative liability	2,841,203	-
Total liabilities	10,540,215	7,665,746
Paid-in capital	51,981,253	60,828,625
Accumulated deficit	(56,504,124)	(62,429,988)
Total stockholders’ equity (deficit)	(5,092,145)	(2,207,105)

Consolidated Statements of Operations

	As Previously Reported Year Ended December 31, 2007	Restated Year Ended December 31, 2007
Selling, general, and administrative	$3,977,674	$1,143,017
Total operating expenses	5,323,112	1,238,707
Loss from operations	(5,169,899)	(1,662,588)
Loss on derivatives	(1,420,615)	(5,246,288)
Interest	393,354	2,811,221
Beneficial conversion expense	279,300	—
Net income (loss)	(6,412,253)	(9,541,736)
Basic and diluted (loss) per common share	(3.26)	(4.91)

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

New independent registered public accounting firm

On February 13, 2009 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2008. The decision to engage RBSM as the Company's independent registered public accounting firm was approved by the Company's Board of Directors.

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

Item 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-K has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We did not design and maintain effective entity-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Specifically:

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

3.    Due to the previously reported material weaknesses, as evidenced by the restatements related to derivative liabilities, management has concluded that the controls over the period-end financial reporting process were not operating effectively.  Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process has resulted in our not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

These conditions constitute deficiencies in both the design and operation of entity-level controls.  As a result of these deficiencies, our original Annual Report on Form 10-KSB did not contain all material information which is required to be disclosed, and in particular, our financial statements for the fiscal year ended December 31, 2006.  In addition, in 2007, we restated our financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim financial statements for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006.  Furthermore, we have restated our financial statements for the fiscal year ended December 31, 2007.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

					Stock		Option		All Other
Name and Position	Year	Salary		Bonus	Awards ($)		Awards ($)		Compensation		Total ($)
Eugene Chiaramonte	2008	$240,000	(1)	—	—		$582,500	(2)			$822,500
President and Secretary	2007	$180,000	(3)		$366,000	(4)					$440,000
	2006	120,000	(5)	—	—		$143,053	(6)	—		$263,053

William R. Wheeler	2008	N/A		N/A	N/A		N/A		N/A		N/A
Former Chairman, President and Chief Executive Officer	2007	N/A		N/A	N/A		N/A		N/A		N/A
(Resigned May 31, 2006)	2006	$50,000	(7)	—	$69,620	(8)	$143,053	(6)	$303,442	(9)	$566,115

(1)	$207,000 has been accrued but not paid.
(2)
 On July 3, 2008 we granted Mr. Chiaramonte a stock option to purchase up to 2,500,00 shares of our common stock at a price of $0.24 per share with a value of $500,000 at the time of grant.  In addition, on September 3, 2008, we granted Mr. Chiaramonte a stock option to purchase up to 2,500,00 shares of our common stock at a price of $0.044 per share with a value of $82,500 at the time of grant.  The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

(3)	$27,000 has been accrued but not paid.
(4)
$106,000 was paid as a stock award for accrued salary.  In addition, Mr. Chiaramonte received 260,000 shares of Series C Preferred Stock to indemnify him from a loss suffered in respect of a personal guarantee on a loan agreement.

(5)	$44,000 has been accrued but not paid.

(6)
On May 18, 2006, we granted each of Mr. Chiaramonte and Mr. Wheeler a stock option to purchase up to 12,500 shares of our common stock at a price of $20.00 per share pursuant to their employment agreements.  The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R. Mr. Chiaramonte and the Company mutually agreed to cancel Mr. Chiaramonte’s option in 2007.

(7)	$10,650 has been accrued but not paid.

(8)
Mr. Wheeler provided consulting services to us in 2006, for which we paid him a total of 3,881,818  shares of our common stock valued at $69,620 at the time of grant, which value represents the compensation costs of the stock awards for financial reporting purposes for the year under FAS 123R.

(9)	This amount represents amounts accrued and common stock issued for payment of legal fees incurred by Mr. Wheeler which Quest had paid under its indemnification arrangements with Mr. Wheeler

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2008.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)(1)	Grant Date Fair Value of Stock and Option Awards
					Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)(1)
Eugene Chiaramonte	7/3/2008	7/3/2008				2,500,000	$0.24	$500,000

	9/24/08	9/24/08				2,500,000	$0.044	$82,500

(1)  Reflects 1-10 reverse split effectuated on November 4, 2008.
Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of Fiscal 2008.

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Eugene Chiarmonte	2,500,000	—	$0.24	7/3/2018	—	—

	2,500,000	—	$0.044	9/24/2018	—	—

Option Exercises and Stock Vested

The stock options granted to Mr. Chiaramonte listed above were 100% vested at the time of grant in 2008.  However, no options were exercised by any Named Executive Officers in Fiscal 2008

Employment Agreements

On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which Quest employs Mr. Chiaramonte as its Vice President.  The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement.  In addition, Mr. Chiaramonte received options to purchase up to 12,500 shares of Quest’s common stock at an exercise price of $20.00 per share.  The options were to vest as follows:  (i) options to purchase up to 5,000 shares vested immediately, (ii) options to purchase up to 5,000 shares were to vest upon Quest’s receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 2,500 shares were to vest six months after the date of the employment agreement. Mr. Chiaramonte and the Company mutually agreed to cancel Mr. Chiaramonte’s option in 2007.

The agreement also contains the following material provisions:  (i) participation in Quest’s executive bonus plan on the same basis as other senior executive officers of Quest; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that Mr. Chiaramonte elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to other senior executive officers of Quest; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that Quest terminates Mr. Chiaramonte’s employment without cause; (vi)  a severance payment of all base salary due under the remaining term of the employment agreement in the event that Mr. Chiaramonte’s employment is terminated due to death or disability; (vii) a payment of 5,000,000 shares of Quest’s common stock in the event of a change in control of Quest as such term is defined in the employment agreement; (viii) a severance payment, at Mr. Chiaramonte’s election, in the event that (a) Mr. Chiaramonte is required to relocate as a condition of employment, (b) there is a substantial change in Mr. Chiaramonte’s responsibilities at the direction of Quest’s board of directors, or (c) a change in control of Quest.

Potential Payments upon Termination

Eugene Chiaramonte has entered into an employment agreement. Under the terms of his Employment Agreement, Mr. Chiaramonte is entitled to a severance payment of (i) six (6) month’s salary at the then-applicable base salary rate in the event that Quest terminates Mr. Chiaramonte’s employment without cause; or (ii) all base salary due under the remaining term of the employment agreement in the event that Mr. Chiaramonte’s employment is terminated due to death or disability.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Chiaramonte upon termination in various circumstances. The potential payments are based on each of the Mr. Chiaramonte’s Employment Agreement discussed above. For a more detailed description of the Employment Agreement, see the “Employment Agreements” section above.

Name	Termination without cause(1)	Termination due to death or diasability(2)
Eugene Chiaramonte	$120,000-$180,000	$240,000-$900,000

(1)	Employee entitled to six months severance at the then applicable base salary rate. Mr. Chiaramonte’s base salary in the remaining 3 years under his contract are $240,000, $300,000 and $360,000.

(2)
Employee is entitled to all base salary due under the remaining term of the employment agreement Mr. Chiaramonte’s base salary in the remaining 3 years under his contract are $240,000, $300,000 and $360,000.

Consulting Agreement

On May 31, 2006, Quest entered into a consulting agreement with William R. Wheeler, Quest’s former Chief Executive Officer.  The agreement is for one year and is renewal for successive periods of two (2) years.  The agreement provides for a monthly consulting fee, payable in cash or as a stock award under a stock incentive plan.  In addition, Quest shall pay Mr. Wheeler a one percent royalty on gross sales on all mine products that originate from mines and/or wells introduced to Quest by Mr. Wheeler.  With respect to the options to purchase up to 12,500 shares of Quest’s common stock granted to Mr. Wheeler, options to purchase up to 5,000 shares were deemed vested, options to purchase up to 2,500 shares were to vest six months after the date of the consulting agreement, and the balance of the options were voided.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting Quest’s business.  From time to time, Quest may engage certain members of the board of directors to perform services on Quest’s behalf.  In such cases, Quest compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2006.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which Quest’s equity securities have been authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)(2)(3)(4)(5)(6)(7)	5,075,000	$0.142	188,175,923
Total	5,075,000	$2.00	166,312,405

(1)
2004 Stock Option Plan. The purpose of our 2004 Stock Option Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 17,500,000 million shares, subject to adjustment, and as of December 31, 2008, we have issued 43,750 shares and have reserved no shares for option grants.

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

(1)
2005 Stock Incentive Plan. The purpose of our 2005 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 7 million shares, subject to adjustment, and as of December 31, 2008, we have issued 17,438 shares and have reserved no shares for option grants.

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

(1)
2005 Amended and Restated Stock Incentive Plan No. 2. The purpose of our 2005 Amended and Restated Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 2 million shares, subject to adjustment, and to date, we have issued 5,000 shares and have reserved no shares for option grants.

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

(1)
2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 23 million shares, subject to adjustment, and as of December 31, 2008, we have issued 1,554,110 shares and have reserved 75,000 shares for option grants.

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

(2)
2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 30 million shares, subject to adjustment, and as of December 31, 2008, we have issued 2,573,400 shares and have reserved no shares for option grants.

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

(3)
2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 70 million shares, subject to adjustment, and as of December 31, 2008, we have issued 4,436,750 shares.

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

(4)
2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 97.5 million shares, subject to adjustment, and as of December 31, 2008, we have issued 50,193,630 shares and 5,000,000 options.

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
(3)
Holders of our common stock are entitled to one vote per share, for a total of 863,368,471 votes.  Holders of our Series A preferred stock are not entitled to vote.  Holders of our series B preferred stock are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of series B preferred stock held by such holder are convertible for a total 12,500 votes.  Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series C preferred stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008, for a total of 7,474,865,182 votes.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2009.  RBSM LLP audited our consolidated financial statements for the fiscal year ended December 31, 2008.  Kempisty & Company previously audited our consolidated financial statements for the fiscal year ended December 31, 2007.

Audit Fees

RBSM LLP billed $50,000 in fees from our 2008 annual audit.  Kempisty & Company billed us $12,000 in fees for the review our quarterly financial statements in 2008, $35,000 in fees for our 2007 annual audit, and $16,000 in fees for the review of our quarterly financial statements in 2007.

Audit-Related Fees

We did not pay any fees to RBSM LLP or Kempisty & Company for assurance and related services that are not reported under Audit Fees above in 2008 or 2007.

Tax Fees

We did not pay any fees to RSBM LLP or Kempisty & Company for tax compliance, tax advice or tax planning in 2008 or 2007.

All Other Fees

In 2008, Kempisty & Company did not bill us for any other services.  In 2007, Kempisty & Company billed us $4,000 for work in connection with our registration statements on Form S-8, and $0 for all other fees.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Kempisty & Company and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Kempisty & Company was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our pre-approval policies and procedures provide for the board of directors’ pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved.  The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.  The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

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

10.3	William R. Wheeler Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.4	Eugene Chiaramonte, Jr. Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.5	William R. Wheeler Consulting Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.6	Eugene Chiaramonte, Jr. Indemnification Agreement, incorporated by reference to Quest’s Current Report on Form 8-K filed on January 30, 2007.

10.7	2006 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on May 9, 2006 (File No. 333-133939).

10.8	2006 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on September 28, 2006 (File No. 333-137645).

10.9	Coal Mining Agreement dated February 23, 2007, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.10	Stock Purchase Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.11	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.12	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.13	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.14	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.15	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.16	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.17	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.18	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.19	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.20	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.21	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.22	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.23	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.24	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.25	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.26	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.27	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.28	Forbearance Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.29	Conversion Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.30	Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.31	2007 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on February 26, 2007 (File No. 333-140872).

10.32	2007 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on November 26, 2007 (File No. 333-147612).

10.33	Convertible Note Purchase Agreement dated March 10, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

21.1	Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

23.1	Consent of Independent Public Accountants, RBSM, LLP, filed herewith

23.2	Consent of Independent Public Accountants, Kempisty & Company., filed herewith

31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Signatures	Title	Date

/s/ Eugene Chiaramonte, Jr.	President and sole Director	June 16, 2009
Eugene Chiaramonte, Jr.