Form 10-Q/A
period 2009-03-31
Quest Minerals & Mining Corp
filed 2009-06-19
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1
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
__________________
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

EXPLANATORY NOTE

This Amendment no. 1 to quarterly report on Form 10-Q is being filed to provide the financial statements required by Article 8-03 of Regulation S-X, management’s discussion and analysis required by Item 303 of Regulation S-K, disclosure controls and procedures required by Item 307 of Regulation S-K, internal control over financial reporting required by Item 308T of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which items were not available for filing with the quarterly report on Form 10-Q filed by us on May 20, 2009.

PART 1:                                FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUEST MINERALS & MINING CORP.

CONSOLIDATED BALANCE SHEETS

		RESTATED

	March 31,	March 31,	December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$556	$8,968	$13,439
Prepaid expense	-	19,996	1,993
Total current assets	556	28,964	15,432

Other Assets:
Leased Mineral Reserves, net (Note 2 & 5)	5,200,117	5,208,524	5,203,414
Mine development, net	198,107	82,500	226,406
Equipment, net (Note 6)	160,249	144,178	157,271
Deposits	44,971	41,223	42,442
Deferred debt issue cost, net	-	3,949	226
DIP Cash, Restricted (Note 14)	1,204	600	12,395
DIP Receivables, Restricted (Note 14)	-	-	1,230

TOTAL ASSETS	$5,605,204	$5,509,938	$5,658,816

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$3,636,230	$2,854,269	$3,478,435
Loans payable-current portion (Note 8)	2,229,618	2,989,217	2,197,958
Bank loans (Note 8)	1,017,525	1,017,525	1,017,525
Related party loans (Note 8)	615,571	666,486	624,581
DIP Financing (Note 8)	1,203,043	370,733	923,043

TOTAL CURRENT LIABILITIES	8,701,987	7,898,230	8,241,542

Long-Term Liabilities:
Loans payable-long term portion, net (Note 8)	367,688	-	751,342

TOTAL LIABILITIES	9,069,675	7,898,230	8,992,884

Commitments and Contingencies (Note 15)	-	-	-

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 10)
SERIES A - issued and outstanding 25,526 shares	26	398	26
SERIES B - issued and outstanding 48,284 shares	48	48	48
SERIES C - issued and outstanding 260,000 shares	260	260	260

Common stock, par value $0.001, 2,500,000,000 shares authorized (Note 11) issued and outstanding 863,364,471, 19,486,721 and 253,188,549 shares as of March 31, 2009, March 31, 2008 and December 31, 2008, respectively	863,365	19,487	253,189

Common stock to be issued	5,648	5,648	5,648

Equity allowance (Note 11)	(587,500)	(587,500)	(587,500)

Paid-in capital	63,516,218	61,138,916	63,468,868
Accumulated Deficit	(67,262,536)	(62,965,549)	(66,474,607)

Total Deficiency in Stockholders' Equity	(3,464,471)	(2,388,292)	(3,334,068)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,605,204	$5,509,938	$5,658,816

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(Unaudited)

		RESTATED
	2009	2008

Coal revenues	$330,313	$-
Production costs	(632,730)	$(9,574)

Gross profit	$(302,417)	(9,574)

Operating expenses:
Selling, general and administrative	338,359	352,910
Depreciation and amortization	40,619	25,707

Total Operating Expenses	378,978	378,617

Net Loss from Operations	(681,395)	(388,191)

Other income (expense):
Loan settlement and extinguishment costs	34,361	-
Interest, net	(140,893)	(147,369)

Net loss before income taxes	(787,927)	(535,560)

Provision for Income taxes	-	-

Net Loss	$(787,927)	$(535,560)

Basic diluted (loss) per common share	$(0.0020)	$(0.0606)

Weighted average common shares outstanding	395,599,883	8,836,224

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)

		RESTATED
	2009	2008
Operating Activities
Net loss	$(787,927)	$(535,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,619	33,207
Stock issued for interest	-	-
Stock issued for services	240,536	208,213
Gain on debt extinguishments	(34,361)	-
Amortization of deferred issuance costs	226	230
Amortization of discount on convertible notes	36,432	59,163
Amortization of royalty costs	3,386	-
Changes in operating assets and liabilities:
Decrease in receivables	1,230	-
Decrease in prepaid expenses	1,993	17,576
Increase in accounts payable and accrued expenses	185,672	94,835
Net cash used by operating activities	(312,194)	(122,336)

Investing Activities
Mine development	-	(90,000)
Equipment purchased	(12,000)	(3,612)
Restricted cash	11,191	566
Security deposits	(2,529)	(580)
Net cash used in investing activities	(3,338)	(93,626)

Financing Activities

Repayment of borrowings	(9,010)	(9,503)
Proceeds from DIP Financing	280,000	34,969
Proceeds from borrowings	31,659	195,000
Net cash provided by financing activities	302,649	220,466

Increase (decrease) in cash	(12,883)	4,504
Cash at beginning of period	13,439	4,464
Cash at end of period	$556	$8,968

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$989	$2,196

Services	$2,300	$5,250

Stock issued during the period for:
Services	$232,526	$208,213

Conversions	$417,000	$76,742

See Notes to Financial Statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses. Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set June 2009 for the hearing on confirmation of the plan of reorganization. If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, the Company would be material impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instruction to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Critical estimates include amortization of intangible assets, depreciation, and the fair value of options and warrants included in the determination of debt discounts and share-based compensation.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

Major Customers and Suppliers

The Company had one customer who accounted for 100% of revenues in 2009..

Costs of the Company’s two major vendors, who provided contract mining services and trucking services, accounted for 70% and 12%, respectively, of the Company’s production costs for the period ended March 31, 2009.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

There were 5,000,000 options issued to the Company’s President during the year ended December 31, 2008. During the three months ended March 31, 2009, the 5,000,000 options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan. As of March 31, 2009, there were 7,500 options issued and outstanding. See Note 12 for details.

Income Taxes

The Company provides for the tax effects of transactions reported in the financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2009, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

The Company’s notes payable are the only items that are subject to SFAS 157 as of March 31, 2009 as follows:

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

Notes Payable (level 1)	$4,856,453
Convertible Notes Payable (level 1)	164,584
Convertible Notes Payable (level 3)	223,757

Earnings (loss) per share

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

Stock Split

All references to common stock and per share data have been retroactively restated to the earliest period presented to account for the 1 for 4 reverse stock split effectuated on August 17, 2007.  See Note 11 for details.

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 10 reverse stock split effectuated on December 14, 2007.  See Note 11 for details.

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 10 reverse stock split effectuated on November 4, 2008.  See Note 11 for details.

Recently Adopted Accounting Principles

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

•
FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses of $681,395 and $388,191 for the periods ended March 31, 2009 and 2008 and had a working capital deficit (current assets less current liabilities) of $8,701,431 and $8,226,110 at March 31, 2009 and December 31, 2008, respectively.These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses. Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set June 2009 for the hearing on confirmation of the plan of reorganization.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, the Company would be material impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In particular, the carrying value of the mineral rights (see Note 5) does not necessarily represent liquidation value if the Company were force to sell the mineral rights in liquidation in a liquidation proceeding under Chapter 7 of the Bankruptcy Code.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

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

As of March 31, 2009, Gwenco owed approximately $407,325 in lease and/or royalty payments in addition to the reduced judgment amount of $229,130.

NOTE 5 -	LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary.  The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At March 31, 2009, the leased mineral reserves, valued at $5,200,117, net consisted of the following:	Proven Reserves
Seams	Tons

Winifrede	214,650

Taylor	1,783,500

Cedar Grove	3,702,600

Pond Creek	4,079,925

Total Reserves	9,780,675

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Pursuant to SFAS 144, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of March 31, 2009.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

NOTE 6 -	EQUIPMENT

Equipment consisted of the following:	March 31,	December 31,
	2009	2008
	(Unaudited)
Mining equipment	$344,435	332,435
Less accumulated depreciation	(184,186)	(175,164)

Equipment - net	$160,249	157,271

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

NOTE 7 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	March 31, 2009	December 31,
	(Unaudited)	2008

Accounts payable	$704,447	710,027

Accrued royalties payable-operating (a)	416,906	354,126

Accrued bank claim (b)	650,000	650,000

Accrued taxes	87,315	87,315

Accrued interest	918,339	816,944

Accrued expenses (c)	859,223	860,023

	$3,636,230	$3,478,435

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability.  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  The Bankruptcy Court approved the settlement agreement on July 17, 2007.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  The escrowed funds were later released on August 10, 2007 to complete the settlement.  As a result of the settlement, the remaining judgment balance is $229,130 and is posted in the Notes Payable section of the company’s financial statements (See NOTE 8).  As of March 31, 2009, Gwenco recorded approximately $407,325 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco, which is accrued as a notes payable.  In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  (See NOTE 8).

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 8 -	NOTES PAYABLE

Notes payable consist of the following:	March 31, 2009	December 31,
	(Unaudited)	2008
QUEST MINERALS & MINING CORP.
0% Notes payable (a).	$202,864	202,864
12% Notes payable to Gross Foundation (b).	-	-
15% Notes payable to Gross Foundation (c).	-	-
7% Notes payable to GP, PTF, FM (d).	-	-
7% Notes payable to Investors (e).	25,000	25,000
7% Notes payable to Greenwood Partners (f).	-	-
7% Notes payable to First Mirage (f).	-	-
7% Notes payable to Professional Traders Fund (g).	1,616	1,616
8% Notes payable to Interstellar Holdings. (h).	-	-
5% Advances from Interstellar Holdings (i).	1,099,070	1,082,411
0% Notes payable (j).	616,938	611,937
7% Notes payable to Westor Capital Group (k).	-	-
8% Notes payable to Kaila (l).	-	-
10% Notes payable to IMR (m).	10,000	10,000
6% Notes payable to Interstellar Holdings. (n).	127,968	533,500
8% Notes payable to Prof. Offshore Opportunity Fund, Ltd. (o).	390,000	400,000
6% Notes payable to Schwartz. (p).	10,000	-
QUEST ENERGY, LTD.
8% Summary Judgment payable to BH&P (q).	35,000	35,000
GWENCO, INC.: (Bank Loans)
12% Assigned Judgment to Interstellar Holdings (r).	726,964	726,964
9% Assigned Judgment to Interstellar Holdings (r).	-	-
12.75% Assigned Judgment to Interstellar Holdings (s).	-	-
9.5% Note payable to First Sentry Bank (t)	262,402	262,402
6% Note payable to United National Bank (t)	28,159	28,159
0% Default Judgment to Third-Party (u)	229,130	229,130
17% DIP Financing – Interstellar Holdings (v)	1,203,043	923,043
GWENCO, INC.: (Related-Party Loans)
5.26% Notes payable to Scott Whitson (w).	615,571	624,581
Total Debt	5,583,725	5,696,607
Current Portion	5,065,757	4,763,107
Less: Unamortized debt discount on Current Portion	-	-
Total Notes Payable – Current Portion, net	5,065,757	4,763,107
Long-Term Debt:	$517,968	933,500
Less: Unamortized debt discount on Long-Term Debt	(150,280)	(182,158)
Total Long-Term Debt, net	$367,688	$751,342

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

(d)
On February 22, 2005, the Company entered into unit purchase agreements with three individual third-party lenders for a total sale amount of $650,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 375 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $200.00 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $400.00.  The Company categorized the convertible notes as a liability in the amount of $650,000.  A 10% commission was paid to the agent who arranged the transaction.  On February 14, 2006, the Company amended and restated a 7% convertible note in the principal amount of $350,000, which became due February 22, 2007, to one of the third party lenders.  On June 5, 2006, the Company amended and restated the remaining 7% convertible notes in the principal amounts of $100,000 and $200,000, respectively, which also became due February 22, 2007.  The notes are convertible at the option of the holder at a conversion price of $30.00 per share; provided, that if the market price of the Company’s common stock was less than $40.00 per share for ten consecutive trading days, the conversion price would reduced to $20.00 per share; provided, further, that if the market price of the Company’s common stock was less than $20.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $20.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lenders make periodic partial conversions to pay down the remaining principal on the notes.  As of March 31, 2009, only a partial amount of accrued interest remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

As of March 31, 2009, $25,000 in principal amount of the original $375,000 in notes remains outstanding and in default.  In addition, partial amounts of accrued interest on these notes remain.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

(g)
On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005.  According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000.  Additionally, the lender was issued 25,650 warrants.  The loans subject to the credit agreement are secured by certain assets of the Company.  The warrants have an exercise price of $40.00 per share, subject to adjustment, and expire on May 31, 2007.   As of December 31, 2005, the Company had made a payment of $5,500.  On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000.  The note covered accrued interest and additional legal fees.  The amended and restated note is convertible into the Company’s common stock at a rate of $40.00 per share and was due February 22, 2007.  On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note became due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  As of March 31, 2009, Quest was in default on the remaining balance of this obligation.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.  See Note 8(n).

(i)
During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006.  As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock.  As of the three months ended March 31, 2006, the lender has made advances totaling $132,000.  On April 3, 2006, the lender declared a default under the terms of the loan agreement.  The Company failed to repay the lender as required under the loan agreement.  The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer’s common stock pledged to the lender to secure the guarantee.  Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000.  The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure.   Since 2006 through March 31, 2009, the lender, and its successor in interest, has continued to advance operational funding into the Company.  Since there has been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

On June 6, 2008, the debt was satisfied through an exchange agreement between the Company and another third party lender to whom the note had been assigned.  See Note 8(n).

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

As of March 31, 2009, the Company was in default of this obligation.

(n)
On June 6, 2008, the Company entered into an exchange agreement with the holder of the notes referenced in Notes 9(h) and 9(l) above, in the aggregate principal amount of $835,000, under which the holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due on June 6, 2010, with an annual interest rate of six percent (6%), and is convertible into the Company’s common shares at a conversion price of $.001 per share.  During the year ended December 31, 2008 and the three months ended March 31 ,2009, the holder has made partial conversions of principal due under this note.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the year ended December 31, 2008, amortization related to the beneficial conversion feature was $42,842, and during the three months ended March 31, 2009, amortization related to the beneficial conversion feature and the converted notes was $36,432.  As of March 31, 2009, an unamortized discount of $150,280 remains.

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(p)	On January 16, 2009, the Company borrowed $10,000, and in connection therewith, issued a 6% promissory note, due on demand.

(q)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of March 31, 2009, the Company remains in default.

(r)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default.  The note was secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent.  Duke Energy has obtained a judgment lien against the Company and its assets.  (See Note 15.)   As of March 31, 2009, the balance remains outstanding.  On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 15, to a third party investor.  As of March 31, 2009, the Company is currently negotiating resolution of this judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

(s)
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
MARCH 31, 2009 AND 2008
(Unaudited)

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

(t)
On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco.  The notes are in default.  The Company is currently negotiating resolution of these notes in connection with Gwenco’s plan of reorganization in bankruptcy.

(u)
Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners improperly obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Notes 16 & 17.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  On July 17, 2007, the Bankruptcy Court approved the settlement agreement.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  On August 10, 2007, the escrowed funds were transferred to complete the settlement.  As of March 31, 2009, the Company continues to negotiate the remaining balance of the judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

(v)
On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carry a 17% interest rate per annum and matured on July 31, 2008.  As of March 31, 2009, advances at maturity date totaled $1,203,043 and continue to accrue interest.

(w)
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

NOTE 9 -	INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2009.

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

NOTE 10 -	PREFERRED STOCK

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

As of March 31, 2009, 427,807 shares have been converted.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

NOTE 11 -	COMMON STOCK

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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
MARCH 31, 2009 AND 2008
(Unaudited)

On October 6, 2008, the Company issued 50,000 shares of common stock a third party lender per share pursuant to an exchange agreement, which satisfied a 7% convertible secured note in the principal amount of $25,000 dated March 4, 2005 and all accrued interest thereon.

During the three months ended March 31, 2009, the Company issued an aggregate of 193,175,922 shares of common stock for consulting and legal services.  Expense of $240,536 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.001 to $0.0018 per share.

During the three months ended March 31, 2009, the holders of a 6% convertible promissory note effectuated a series of partial conversions and were issued an aggregate of 407,000,000 shares of common stock at a conversion price of $0.001 per share.  In the aggregate, these issuances reduced the debt by $407,000 in principal.

During the three months ended March 31, 2009, the holder of an8% Promissory Note effectuated a partial conversion and was issued an aggregate of 10,000,000 shares of common stock at a conversion price of $0.001 per share.  The issuance reduced the debt by $10,000 in principal.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 12-	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:			March 31, 2009
	Options/ Warrants	Exercise Price	(Unaudited) Valuation
December 17, 2004 issuance of 1,500 warrants; expiration 2009 (a).	1,500	600.00	-
December 21, 2004 issuance of 500 warrants; expiration 2009 (b).	500	600.00	-
March 4, 2005 issuance of 1,125 series A warrants; expiration 2010 (c).	1,125	200.00	-
March 4, 2005 issuance of 1,125 series B warrants; expiration 2010 (c).	1,125	400.00	-
April 5, 2006 issuance of 2,968 warrants; expiration 2009 (d).	0	84.00	-
May 18, 2006 issuance of 7,500 options; expiration 2011 (e).	7,500	20.00	143,054
July 3, 2008 issuance of 2,500,000 options; expiration 2018 (f).	-	-	500,000
September 23, 2008 issuance of 2,500,000 options; expiration 20181(g).	-	-	82,500

TOTALS:	11,750		$725,554

	Warrants	Avg. Ex. Price ($)	Valuation (Unaudited)

Total Options / Warrants outstanding as of December 31, 2008	5,011,750	$0.55	725,554

Options / Warrants Issued (f) (g)	-	-	582,500

Options / Warrants Expired / Cancelled (f) (g)	(5,000,000)	-	(582,500)

Options / Warrants Exercised	-	-	-

Total Options / Warrants outstanding as of March 31, 2009 (f) (g)	11,750	$172.34	725,554

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

(f)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $.24 and carry a ten (10) year expiration period.  The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the three months ended March 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

(g)
On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 2,500,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $.044 and carry a ten (10) year expiration period.  The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the three months ended March 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

NOTE 13-	STOCK COMPENSATION PLAN

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007 and 2008.  As of March 31, 2009, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	17,500,000	—
2005 Stock Incentive Plan	7,000,000	7,000,000	—
2005 Stock Incentive Plan No. 2	2,000,000	2,000,000	—
2006 Stock Incentive Plan	23,000,000	23,000,000	—
2006 Stock Incentive Plan No. 2	30,000,000	27,500,000	2,500,000
2007 Stock Incentive Plan	70,000,000	70,000,000	—
2007 Stock Incentive Plan No. 2	97,500,000	97,500,000	—

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 14-	RELATED PARTY TRANSACTIONS

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

NOTE 15-	COMMITMENTS AND CONTINGENCIES

On December 8, 2005, the Company entered into an employment agreement with the Company's President.  The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement.  In addition, the President received options to purchase up to 12,500 shares of Quest’s common stock at an exercise price of $20.00 per share.  The President and the Company mutually agreed to cancel this option in 2007.  The agreement also contains the following material provisions:  (i) participation in the Company's executive bonus plan on the same basis as other senior executive officers of the Company; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that the President elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to other senior executive officers of the Company; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that the Company terminates the President's employment without cause; (vi)  a severance payment of all base salary due under the remaining term of the employment agreement in the event that the President’s employment is terminated due to death or disability; (vii) a payment of 5,000,000 shares of the Company's common stock in the event of a change in control of the Company as such term is defined in the employment agreement; (viii) a severance payment, at the President's election, in the event that (a) the President is required to relocate as a condition of employment, (b) there is a substantial change in the President's responsibilities at the direction of the Company's board of directors, or (c) a change in control of the Company.

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
MARCH 31, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of March 31, 2009, the Company remains in default.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

As of March 31, 2009, Gwenco had assets of $5,604,648, which included all of the mineral rights of the Company valued at $5,200,117 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $7,140,433.  Of these liabilities, $3,434,038 was owed to Quest Minerals & Mining and Quest Energy, Ltd.  These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at March 31, 2009.   Gwenco also currently holds all of the company’s current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

The following is the consolidating balance sheet of the Company at March 31, 2009, which includes Gwenco, Inc. and the Company and its other subsidiaries:

QUEST MINERALS & MINING CORP.

CONSOLIDATING BALANCE SHEET
MARCH 31, 2009
(unaudited)

	QUEST &SUB	GWENCO	ADJUSTMENTS		CONSOLIDATED

ASSETS

Current Assets
Cash	556	-	$		$556
Total current assets	556	-			556

Leased Mineral Reserves, net	-	5,200,117			5,200,117
Mine Development, net	-	198,107			198,107
Equipment, net	-	160,249			160,249
Deposits	-	44,971			44,971
DIP Cash, restricted		1,204			1,204

TOTAL ASSETS	$556	$5,604,648		$-	$5,605,204

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,379,533	$1,256,697	$		$3,636,230
Loans payable-current portion, net	2,000,488	229,130			2,229,618
Bank loans	-	1,017,525			1,017,525
Related party loans	615,571	-		-	615,571
DIP Financing	-	1,203,043		-	1,203,043

TOTAL CURRENT LIABILITIES	4,995,592	3,706,395			8,701,987

Long-Term Liabilities
Intercompany	-	3,434,038		(3,434,038)	-
Loans payable-Long term portion, net	367,688	-		-	367,688

TOTAL LIABILITIES	5,363,280	7,140,433		(3,434,038)	9,069,675

Commitments and Contingencies

Deficiency in Stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 25,526 shares	26	-			26
SERIES B - issued and outstanding 48,284 shares	-	48			48
SERIES C - issued and outstanding 260,000 shares	260	-			260

Common stock, par value $0.001, 2,500,000,000 shares authorized issued and outstanding 863,364,471 shares	863,365	4,500		(4,500)	863,365

Equity held in escrow	(587,500)	-			(587,500)

Common stock to be issued	5,648	-			5,648

Paid-in capital	60,959,169	2,557,049			63,516,218
Accumulated Deficit	(66,603,692)	(4,097,382)		3,438,538	(67,262,536)

Total Deficiency in Stockholders' Equity	(5,362,724)	(1,535,785)		3,434,038	(3,464,471)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$556	$5,604,648		$-	$5,605,204

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

NOTE 16-	SUBSEQUENT EVENTS

In the second quarter of 2009, Gwenco commenced an adversary proceeding against two of the former owners of Gwenco relating to the former owners’ claims against Gwenco.  One of the claims is based upon the $229,130 default judgment described in Note 8 and Note 15, and both claims are derived from accrued royalties owed to the former owners.  In the adversary proceeding, Gwenco contends that the amounts of the claims that should be allowed are substantially lower than the claims presented by the former owners.  In addition, Gwenco contends that the default judgment was obtained without proper service of process and is void.  The adversary proceedings are currently pending.

NOTE 17-	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

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

March 31, 2008 Statement of Operations

As a result of the restatements, the following changes were made:

Production costs increased by $9,574 in the first quarter of 2008, from $0 to $9,574 as a result of reclassification of expenditures relating to mine operations.

Selling, general, and administrative expenses decreased by $149,970 in the first quarter of 2008, from $502,880 to $352,910, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock.

Gain on derivatives decreased by $880,454 in the first quarter of 2008, from $$880,454 to $0, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $59,393 in the first quarter of 2008, from $87,976 to $147,369, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

Beneficial conversion expense of $223,054 was reclassified as note discount.

As a result of the foregoing, restated basic and diluted loss per common share decreased by $0.06 in the first quarter of 2008, from $0.00 per share to a loss of $0.06 per share, due to the increase in net loss of the Company.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

March 31, 2008 Balance Sheet

Prepaid consulting expense increased by $10,571, from $9,425 to $19,996.

Mine development, net, increased by $82,500, from $0 to $82,500, as a result of the capitalization of certain costs of mine rehabilitation.

Deferred debt issue cost, net, increased by $3,949, from $0 to $3,949, as a result of capitalization of deferred debt issue costs.

As a result, total assets increased by $97,070, from $5,412,868 to $5,509,938.

Accounts payable and accrued expenses increased by $23,715, from $2,830,554 to $2,854,269

The current portion of notes payable, net of discount, decreased by $72,818, from $3,062,035 to $2,989,217, due to recognition of note discounts previously not recognized.

DIP financing payable of $370,733 was reclassified from a long-term to a current liability.

As a result of these adjustments, current liabilities increased by $321,630, from $7,576,600 to $7,898,230.

Derivative liability of $1,960,749 was reclassified as paid-in capital as a result of reclassification of the liability as permanent equity in accordance with SFAS 133 and EITF 00-19.

As result of all of these adjustments, total liabilities were decreased by $2,009,852, from $9,908,082 to $7,898,230.

Paid-in capital increased by $8,778,919, from $52,359,997 to $61,138,916, to reflect reclassification of derivative liability as permanent equity, the recordation of note discounts, and prior year adjustments.

Accumulated deficit increased by $6,502,261, from $56,463,288 to $62,965,549, to reflect the restatements to the statements of operations in the first quarter of 2008, the year ended 2007 and prior years.

Adjustments

The consolidated financial statements as of March 31, 2008 and for the years then ended, and the notes thereto, have been restated to include the items described above.  The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously Reported March 31, 2008	Restated March 31, 2008
Prepaid consulting expense	$9,425	$19,996
Mine development, net	-	82,500
Deferred debt issue cost, net	-	3,949
Total assets	5,412,868	5,509,938
Accounts payable and accrued expenses	2,830,554	2,854,269
Loans payable	3,062,035	2,989,217
Derivative liability	1,960,749	-
Total liabilities	9,908,082	7,898,230
Paid-in capital	52,359,997	61,138,916
Accumulated deficit	(56,463,288)	(62,965,549)
Total stockholders’ equity (deficit)	(4,495,214)	(2,388,292)

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(Unaudited)

Consolidated Statements of Operations

	As Previously Reported Three Months Ended March 31, 2008	Restated Three Months Ended March 31, 2008
Production costs	$-	$9,574
Selling, general, and administrative	502,880	352,910
Total operating expenses	528,587	378,617
Loss from operations	(528,587)	(388,191)
Gain on derivatives	880,454	-
Interest	87,976	147,369
Beneficial conversion expense	223,054	—
Net income (loss)	40,837	(535,560)
Basic and diluted (loss) per common share	(0.00)	(0.06)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Quest’s financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Please refer to the Risk Factors section of Quest’s annual report on Form 10-K, as amended, for a description of these risks and uncertainties.

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

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of .the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  The company is currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  The company intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company’s request, the court has continued the confirmation hearing to June 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco’s contracts.

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

Income Taxes

Quest provides for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of March 31 ,2009, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest’s net operating loss carry forward was fully offset by a valuation allowance.  However, Quest has not filed its corporate income tax returns since 2002.

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

Stock Split

All references to common stock and per share data have been retroactively restated to account for the 1 for 4 reverse stock split effectuated on August 17, 2007, the 1 for 10 reverse stock split effectuated on December 14, 2007, and the 1 for 10 reverse stock split effectuated on November 4, 2008.

Other Recent Accounting Pronouncements

Quest does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Revenues	$330,313	$—
Production costs	632,730	9,574
Selling, general and administrative	338,359	352,910
Depreciation and amortization	40,619	25,707

Operating income (loss)	$(681,395)	$(388,191)

Comparison of the three months ended March 31, 2009 and 2008

Net sales.  Revenues for Quest were $330,313 for the three months ended March 31, 2009, as compared to $0 for the three months ended March 31, 2008.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek.  As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine.  White Star retained all necessary permits to being mining operations in February 2008, and we resumed mining operations in July 2008.  We have continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   We generated no revenues in the first quarter of 2008, which is directly attributable to the conditions discussed above.

Production costs.  Production costs were $632,730 for the three months ended March 31, 2009 as compared to $9,574 for the three months ended March 31, 2008.  Our increase in production costs is due to our increased level of mining operations in the three months ended March 31, 2009 versus the comparable period in 2008.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $338,359 for the three months ended March 31, 2009, from $352,910 for the three months ended March 31, 2008.   The selling, general, and administrative expenses result primarily from compensation expense from the issuance of shares of common stock for services.

Depreciation and amortization.  Depreciation expense increased to $40,619, or 58%, for the three months ended March 31, 2009, from $25,707 for the three months ended March 31, 2008.  Quest’s depreciation expense increased due to additional equipment placed into service in the 2008 fiscal year.  In addition, Quest has revised its estimate of the useful life of this equipment from fifteen years to five years, which accelerates the depreciation costs.

Operating loss.  Quest incurred an operating loss of $681,395 for the three months ended March 31, 2009, compared to an operating loss of $388,191 for the three months ended March 31, 2008.   It had higher operating losses in three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily from the increase in production costs associated with mining operations.

Interest.  Interest expense decreased to $140,893 for the three months ended March 31, 2009, from $147,369 for the three months ended March 31, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The decrease results primarily from a decrease in beneficial conversion expense in the first quarter of 2009 from the prior period.

Loan settlement and extinguishment cost.  Quest recorded a gain of $34,361 on loan settlement and extinguishment costs in the three months ended March 31, 2009.  This gain results from negotiated resolution of outstanding convertible debt securities.
Liquidity and Capital Resources

Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, and through issuance of debt and equity securities.  Its working capital deficit at March 31, 2009 was $8,701,431.  It had cash of $556 as of March 31, 2009.

Quest used $312,194 of net cash in operating activities for the three months ended March 31, 2009, compared to using $122,336 in the three months ended March 31, 2008.  Cash used in operating activities for the three months ended March 31, 2009 was mainly due to Quest’s net loss of $787,927.  This was offset by non-cash expenses of $40,619 in depreciation and amortization, $240,536 of stock issued for services, $36,432 of amortized discount on convertible notes, $1,993 of decrease in prepaid expenses, and an increase of accounts payable and accrued expenses of $185,672.

Net cash flows used in investing activities was $3,338 for the three months ended March 31, 2009, as compared to $93,626 of net cash flows used in investing activities for the comparable period in 2008.  The net cash flows used in investing activities in 2008 resulted from $12,000 in equipment purchases, and $2,529 in security deposits, and offset by $11,191 in restricted cash.

Net cash flows provided by financing activities were $302,649 for the three months ended March 31, 2009, compared to net cash flows provided by financing activities of $220,466 for the three months ended March 31, 2008.  This increase in net cash provided by financing activities is due to Quest’s borrowings and financings of $311,659, offset by repayment of $9,010 of debt.

Financings and Debt Restructurings

From December 2005 through January 2006, Quest issued 1,500,000 shares of its common stock in an offshore private placement at $0.20 per share. In addition, Quest also issued a convertible secured promissory note in the principal amount of $335,000. The note was due on December 8, 2006, bore interest at a rate of eight percent (8%), and was convertible into Quest common shares at an initial conversion price of $0.20 per share, subject to adjustment.  In January, 2007, Quest and these investors entered into an exchange agreement, pursuant to which the shares and the note were exchanged for new notes in the aggregate principal amount of $635,000. The notes are due on April 1, 2008, with an annual interest rate of eight percent (8%). The notes are convertible into the Company’s common shares at an initial conversion price equal to the greater of (a) $0.02 per share, and (b) 50% of the average market price during the three trading days immediately preceding any conversion date.

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

On May 16, 2005, Quest entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005. Additionally, the lender was issued 2,565,007 warrants. The loans subject to the credit agreement are secured by certain assets of Quest. The warrants have an exercise price of $0.10 per share, subject to adjustment, and expire on May 31, 2007. On February 14, 2006, in connection with a settlement agreement with the lender, Quest made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000. The note covered accrued interest and additional legal fees. The amended and restated note is convertible into Quest’s common stock at a rate of $0.40 per share and was due February 22, 2007. Quest amended and restated the warrant issuance to reflect a $0.20 per share exercise price. Quest also issued 1,250,000 new warrants exercisable at $0.40 per share as part of a settlement agreement with one of its lenders. They are due to expire in 2009. In June, 2007, Quest entered into an exchange agreement with the third party lender, under which the holder exchanged the $100,000 note and the remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000. The new note is due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.

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

Capital Requirements

The report of Quest’s independent accountants for the fiscal year ended December 31, 2008 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

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

Part of Quest’s growth strategy is to acquire additional coal mining operations. Where appropriate, Quest will seek to acquire operations located in markets where it currently operates to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. Quest does not currently have binding agreements or understandings to acquire any other companies.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quartlery Report on Form 10-Q has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Potential SEC Action.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder. We contend that we have not committed any wrongdoing or the violations referred to in the Notice.  We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us.  If any enforcement proceeding is instituted by the Commission, we will defend the action.  We cannot predict the outcome or timing of this matter.

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  We are currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  We are currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  We intend to continue our mining operations at Pond Creek Mine at Slater’s Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company’s request, the court has continued the confirmation hearing to June 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco’s contracts.

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

ITEM 2 – CHANGES IN SECURITIES

(a)              During the quarter ended March 31, 2009, Quest issued an aggregate of 417,000,000 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $417,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(b)           None.

(c)           None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)           None.

(b)           None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

Quest's previously issued financial statements have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by Quest's receipt of a Wells Notice from the United States Securities and Exchange Commission.  After review of the inquiry and investigation and further analysis, Quest determined that it had made errors in the application of generally accepted accounting principles relating to its accounting treatment in connection with convertible debt and warrant financing transactions.  These errors include the following:

•	Quest did not properly evaluate the fair value of the warrants and beneficial conversion features associated with these financing transactions;

•	Quest did not properly account for the fair value of the warrants and beneficial conversion features associated with these financing transactions;

•	In certain cases, Quest improperly recorded a derivative liability in connection with these transactions;

•
In those cases where Quest did properly record a derivative liability in connection with a financing or a restructuring of a prior financing, Quest did not properly calculate the derivative liability associated therewith; and

•	In certain cases, Quest did not properly account for the conversion of the convertible notes and convertible preferred stock and the exercise of the warrants.

The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154, Accounting Changes and Error Corrections (as amended).

The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the year ended December 31, 2007 are set forth in Note 18 of its financial statements as of December 31, 2008 and December 31, 2007 and the years then ended.

The restatements also affected the quarterly results of operations for the periods ending March 31, 2008, June 30, 2008, and September 30, 2008.  The nature of the errors and the restatement adjustments that Quest has made to its financial statements for the three months ended March 31, 2008 are set forth in Note 17 of its financial statements as of March 31, 2009 and the thre months then ended, which are contained in this report.

Accordingly, the Board of Directors has determined that Quest's previously issued financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, and applicable reports of its independent registered public accounting firm, and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008, should no longer be relied upon.

Quest has filed with the SEC an Amendment No. 1 to its Annual Report on Form 10-K and an Amendment No. 1 to its Quarterly Report on Form 10-Q, which contain restated financial statements for the above-referenced periods. The Board of Directors and management of Quest have discussed the matters disclosed herein with Quest's independent registered public accounting firm.

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

QUEST MINERALS & MINING CORP.

June 19, 2009	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)