Form 10-Q
period 2009-06-30
Quest Minerals & Mining Corp
filed 2009-08-14
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2009, 12,680,066 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐  No ☒

 PART 1:                                FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUEST MINERALS & MINING CORP.

CONSOLIDATED BALANCE SHEET

	June 30,	June 30,	December 31,
ASSETS	2009	2008	2008
	(Unaudited)	(Unaudited)
Current Assets
Cash	$37	$19,207	$13,439
Prepaid expense	-	10,571	1,993
Total current assets	37	29,778	15,432

Other Assets:
Leased Mineral Reserves, net (Notes 2 & 5)	5,200,117	5,208,073	5,203,414
Mine development, net	169,807	283,011	226,407
Equipment, net (Note 6)	151,227	118,111	157,271
Deposits	48,358	41,742	42,442
Deferred debt issue cost, net	-	2,741	226
DIP Cash, Restricted (Note 14)	940	525	12,395
DIP Receivables, Restricted (Note 14)	-	-	1,230

TOTAL ASSETS	$5,570,486	$5,683,981	$5,658,816

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$3,620,873	$2,904,619	$3,478,435
Loans payable-current portion, net (Note 8)	1,363,128	2,158,414	2,197,958
Bank loans (Note 8)	1,017,525	1,017,525	1,017,525
Related party loans (Note 8)	604,964	658,024	624,581
DIP Financing (Note 8)	1,298,543	524,586	923,043

TOTAL CURRENT LIABILITIES	7,905,033	7,263,168	8,241,542

Long-Term Liabilities:
Loans payable-long term portion, net (Note 8)	1,661,942	835,000	751,342

TOTAL LIABILITIES	9,566,975	8,098,168	8,992,884

Commitments and Contingencies (Note 15)	-	-	-

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 10)
SERIES A - issued and outstanding 25,526 shares	26	194	26
SERIES B - issued and outstanding 48,284 shares	48	48	48
SERIES C - issued and outstanding 260,000 shares	260	260	260

Common stock, par value $0.001, 2,500,000,000 shares authorized (Note 11)
issued and outstanding 9,899,453, 7,451,640 and 2,531,885 shares	9,900	7,452	2,532
as of June 30, 2009, June 30, 2008 and December 31, 2008, respectively

Common stock to be issued	5,648	5,648	5,648

Equity allowance (Note 11)	(587,500)	(587,500)	(587,500)

Paid-in capital	64,500,622	61,483,308	63,719,525
Accumulated Deficit	(67,925,493)	(63,323,597)	(66,474,607)

Total Deficiency in Stockholders' Equity	(3,996,489)	(2,414,187)	(3,334,068)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,570,486	$5,683,981	$5,658,816

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

		RESTATED		RESTATED
	2009	2008	2009	2008

Coal revenues	$-	$59,087	$330,314	$59,087
Production costs	(56,038)	(32,016)	(688,768)	(41,590)

Gross profit	$(56,038)	27,071	$(358,454)	17,497

Operating expenses:
Selling, general and administrative	381,662	371,823	720,021	724,733
Depreciation and amortization	37,321	26,518	77,940	52,225

Total Operating Expenses	418,983	398,341	797,961	776,958

Net Loss from Operations	(475,021)	(371,270)	(1,156,415)	(759,461)

Other income (expense):
Loan settlement and extinguishment costs	(35,282)	128,378	(921)	128,378
Interest, net	(152,655)	(115,156)	(293,549)	(262,525)

Net loss before income taxes	(662,958)	(358,048)	(1,450,885)	(893,608)

Provision for Income taxes	-	-	-	-

Net Loss	$(662,958)	$(358,048)	$(1,450,885)	$(893,608)

Basic diluted (loss) per common share	$(0.0747)	$(0.0934)	$(0.2138)	$(0.3787)

Weighted average common shares outstanding	8,874,635	3,831,754	6,787,566	2,359,972

See Notes to Financial Statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June, 2009 and 2008
(Unaudited)

		RESTATED
	2009	2008
Operating Activities
Net loss	$(1,450,885)	$(893,608)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	77,940	105,825
Stock issued for services	308,465	279,900
Loss on debt extinguishments	921	-
Amortization of deferred issuance costs	226	230
Amortization of discount on convertible notes	62,276	107,998
Amortization of royalty costs	6,615	-
Write-off of equipment	-	115,250
Changes in operating assets and liabilities:
Decrease in receivables	1,230	-
Decrease in prepaid expenses	1,993	27,000
Increase in accounts payable and accrued expenses	140,449	145,185
Increase in debt transfers and credits from accrued expenses	334,131	-
Net cash used by operating activities	(516,639)	(112,220)

Investing Activities
Mine development	-	(339,611)
Equipment purchased	(12,000)	(3,612)
Restricted cash	11,455	(641)
Security deposits	(5,916)	(1,099)
Net cash used in investing activities	(6,461)	(344,963)

Financing Activities

Repayment of borrowings	(21,500)	(14,265)
Proceeds from DIP Financing	375,500	188,822
Proceeds from borrowings	155,698	297,369
Net cash provided by financing activities	509,698	471,926

Increase (decrease) in cash	(13,402)	14,743
Cash at beginning of period	13,439	4,464
Cash at end of period	$37	$19,207

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,881	$3,733

Services	$2,300	$7,250

Stock issued during the period for:
Services	$308,465	$279,900

Conversions	$480,000	$219,433

See Notes to Financial Statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set September 2009 for the hearing on confirmation of the plan of reorganization.  If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, the Company would be material impacted and could lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

Major Customers and Suppliers

The Company had one customer who accounted for 100% of revenues in 2009.

Costs of the Company’s two major vendors, who provided contract mining and trucking services, accounted for 70% and 11%, respectively, of the Company’s production costs for the period ended June 30, 2009.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

There were 50,000 options issued to the Company’s President during the year ended December 31, 2008. During the three months ended March 31, 2009, the 50,000 options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.   As of June 30, 2009, there were 75 options issued and outstanding.  See Note 12 for details.

Income Taxes

The Company provides for the tax effects of transactions reported in the consolidated financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of June 30, 2009, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

The Company’s notes payable are the only items that are subject to SFAS 157 as of June 30, 2009 as follows:

Notes Payable (level 1)	$4,327,482
Convertible Notes Payable (level 1)	1,358,500
Convertible Notes Payable (level 3)	260,118

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

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 100 reverse stock split effectuated on August 4, 2009.  See Note 11 for details.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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
JUNE 30, 2009 AND 2008
(Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net operating losses of $1,156,415 and $759,461 for the periods ended June 30, 2009 and 2008 and had a working capital deficit (current assets less current liabilities) of $7,904,996 and $8,226,110 at June 30, 2009 and December 31, 2008, respectively.  These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Gwenco intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court has set September 2009 for the hearing on confirmation of the plan of reorganization.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On June 30, 2009, Gwenco entered into a settlement agreement with another former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

As of June 30, 2009, Gwenco owed approximately $227,283 in lease and/or royalty payments in addition to the reduced judgment amount of $229,130.

On July 1, 2009, Gwenco entered into a settlement agreement with the last former owner of Gwenco (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16.)

NOTE 5 -	LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary.  The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At June 30, 2009, the leased mineral reserves, valued at $5,200,117, net consisted of the following:	Proven Reserves
Seams	Tons
Winifrede	214,650
Taylor	1,783,500
Cedar Grove	3,702,600
Pond Creek	4,079,925
Total Reserves	9,780,675

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Pursuant to SFAS 144, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of June 30, 2009.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 6 -	EQUIPMENT

Equipment consisted of the following:	June 30,	December 31,
	2009	2008
	(Unaudited)
Mining equipment	$344,435	332,435
Less accumulated depreciation	(193,208)	(175,164)

Equipment - net	$151,227	157,271

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

NOTE 7 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	June 30,	December 31,
	2009 (Unaudited)	2008
Accounts payable	$923,755	710,027
Accrued royalties payable-operating (a)	240,094	354,126
Accrued bank claim (b)	650,000	650,000
Accrued taxes	87,315	87,315
Accrued interest	910,486	816,944
Accrued expenses (c)	809,223	860,023
	$3,620,873	$3,478,435

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

As a result of the settlement, the remaining judgment balance is $229,130 and is posted in the Notes Payable section of the Company’s consolidated financial statements (See NOTE 8).

On June 30, 2009, Gwenco entered into a settlement agreement with another former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  As a result, the Company reclassified $166,542 of its accrued royalties to Notes Payable and expensed the additional $40,000 of interest pursuant to the agreement.

As of June 30, 2009, Gwenco recorded approximately $227,283 in lease and/or royalty payments as accounts payable and accrued expenses in addition to the reduced judgment of $229,130 against Gwenco, which is accrued as a notes payable.

In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  This amount is currently being amortized over the life of the underlying note involved in the financing.  (See NOTE 8).

On July 1, 2009, Gwenco entered into a settlement agreement with the last former owner of Gwenco (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16.)

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
JUNE 30, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 8 -	NOTES PAYABLE

Notes payable consist of the following:	June 30,	December 31,
	2009 (Unaudited)	2008
QUEST MINERALS & MINING CORP.
0% Notes Due on Demand (a).	$202,864	202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
7% Convertible Notes Due 2008 (c).	-	1,616
5% Unsecured Advances Due on Demand (d).	137,198	1,082,411
6% Convertible Notes Due 2011 (d).	1,200,000	-
0% Notes Due on Demand (e).	630,436	611,937
10% Convertible Notes due 2008 (f).	10,000	10,000
6% Convertible Notes due 2010 (g).	83,500	533,500
8% Convertible Notes due 2010 (h).	380,000	400,000
6% Notes Due on Demand (i).	10,000	-
QUEST ENERGY, LTD.
8% Summary Judgment (j).	35,000	35,000

GWENCO, INC.: (Bank Loans)
12% Assigned Judgment (k).	726,964	726,964
9.5% Note due 2004 (l)	262,402	262,402
6% Note due 2004 (l)	28,159	28,159
0% Default Judgment (m)	229,130	229,130
0% Unsecured Claim (n)	201,824	-
17% Debtor in Possession Financing due 2008 (o)	1,298,543	923,043

GWENCO, INC.: (Related-Party Loans)
5.26% Notes payable (p).	604,964	624,581
Total Debt	6,065,984	5,696,607
Current Portion	4,284,160	4,763,107
Less: Unamortized debt discount on Current Portion	-	-
Total Notes Payable – Current Portion, net	4,284,160	4,763,107

Long-Term Debt:	$1,781,824	933,500
Less: Unamortized debt discount on Long-Term Debt	(119,882)	(182,158)
Total Long-Term Debt, net	$1,661,942	$751,342

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000.00 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.00.  The Company categorized the convertible notes as a liability in the amount of $1,425,000.  During the year ended December 31, 2006, the Company amended and restated the 7% convertible notes in the aggregate principal amount of $1,250,000, which became due on dates ranging from February 22, 2007 to April 18, 2007.  As part of the amendments and restatements, one of the noteholders forgave a 7% senior secured convertible note in the principal amount of $125,000.  The amended and restated notes are convertible at the option of the holder at a conversion price of $3,000.00 per share; provided, that if the market price of the Company’s common stock was less than $4,000.00 per share for ten consecutive trading days, the conversion price would reduced to $2,000.00 per share; provided, further, that if the market price of the Company’s common stock was less than $2,000.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2,000.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lenders have made periodic partial conversions to pay down the remaining principal on the notes.  As of June 30, 2009, only a partial amount of accrued interest on the amended and restated notes remains.

Quest had recognized derivative liability of $1,580,575 upon restatement of these notes in accordance with SFAS 133 and EITF 00-19.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

On February 9, 2007, Quest amended its articles of incorporation to increase its authorized common stock to 975,000,000 shares, and to authorize its board of directors to effectuate a stock split or reverse stock split without stockholder approval.  As a result of this amendment, Quest no was no longer required to obtain shareholder approval to effect a recapitalization in order to net-share or physically settle any of its convertible notes or warrants, and accordingly, obtained full control of share settlement of these notes.  As a result, Quest reclassified the conversion options on these notes, then valued at $322,963, as permanent equity.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,183,139 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature was amortized over the notes’ maturity period as interest expense.

On September 3, 2008, Quest issued 5,000 shares of common stock to a noteholder that did not participate in the 2006 exchange in exchange of an original note of $25,000 and warrants for 3.75 shares of common stock.  Quest credited the principal amount of $25,000 and accrued interest of $6,217 to paid-in capital and also incurred $2,611 as an induced conversion expense in connection with this exchange.

As of June 30, 2009, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.

(c)
On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005.  According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000.  Additionally, the lender was issued 257 warrants.  The loans subject to the credit agreement are secured by certain assets of the Company.  The warrants had an exercise price of $4,000.00 per share, subject to adjustment, and expired on May 31, 2007.   As of December 31, 2005, the Company had made a payment of $5,500.  On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000.  The note covered accrued interest and additional legal fees.  The amended and restated note is convertible into the Company’s common stock at a rate of $40.00 per share and was due February 22, 2007.  On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note became due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  During the six months ended June 30, 2009, the holder made a final conversion to satisfy the remaining principal and interest on the note.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(d)
During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006.  As additional collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock.  As of the three months ended March 31, 2006, the lender has made advances totaling $132,000.  On April 3, 2006, the lender declared a default under the terms of the loan agreement.  The Company failed to repay the lender as required under the loan agreement.  The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer’s common stock pledged to the lender to secure the guarantee.  Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000.  The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure.   Since 2006 through June 30, 2009, the lender, and its successor in interest, has continued to advance operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On June 26, 2009, the Company entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share, subject to adjustment.

As of June 30, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $137,198, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

(e)
Periodically, the Company receives cash advances from unrelated third party investors.  Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

(f)
On May 1, 2007, the Company entered into a settlement and release agreement with   a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000.  The note was due on May 1, 2008, with an annual interest rate of ten percent (10%).  The note is convertible into the Company’s common shares at a fixed rate of $160 per share.   The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

As of June 30, 2009, the Company was in default of this obligation.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  During the year ended December 31, 2008 and the six months ended June 30 ,2009, the holders have made partial conversions of principal and interest due under these notes.

(h)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note and granted a three (3) year royalty on future coal sales.  The note is due July 23, 2010 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the Company.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  During the year ended December 31, 2008, amortization related to the beneficial conversion feature was $42,842, and during the six months ended June 30, 2009, amortization related to the beneficial conversion feature and the converted notes was $62,276.  As of June 30, 2009, an unamortized discount of $119,882 remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(i)	On January 16, 2009, the Company borrowed $10,000, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of six percent (6%).

(j)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of June 30, 2009, the Company remains in default.

(k)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default.  The note was secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent.  Duke Energy has obtained a judgment lien against the Company and its assets.  (See Note 15.)  As of June 30, 2009, the balance remains outstanding.  On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 15, to a third party investor.  As of June 30, 2009, the Company is currently negotiating resolution of this judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

(l)
On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco.  The notes are in default.  The Company is currently negotiating resolution of these notes in connection with Gwenco’s plan of reorganization in bankruptcy.

(m)
Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners improperly obtained a default judgment in this action in the amount of $687,391, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  Gwenco believes that it has several meritorious defenses and counterclaims to this action and intends to defend it vigorously.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Notes 16 & 17.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners, pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  On July 17, 2007, the Bankruptcy Court approved the settlement agreement.  On August 3, 2007, the Court approved Gwenco’s debtor-in-possession financing and the settlement agreement became effective.  On August 10, 2007, the escrowed funds were transferred to complete the settlement.  As of June 30, 2009, the Company continues to negotiate the remaining balance of the judgment in connection with Gwenco’s plan of reorganization in bankruptcy.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On July 1, 2009, Gwenco entered into a settlement agreement with the holder of the $229,130 judgment, pursuant to which the parties agreed that the holder would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16.)

(n)
On June 30, 2009, Gwenco entered into a settlement agreement with another former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  As a result, the Company reclassified $166,542 of its accrued royalties to Notes Payable and expensed the additional $40,000 of interest pursuant to the agreement.

(o)
On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carry a 17% interest rate per annum and matured on July 31, 2008.  As of June 30, 2009, advances totaled $1,298,543 and continue to accrue interest.

On July 11, 2009, Gwenco and the lender under the Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(p)
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

The Company recognized no income tax benefit for the loss generated for the periods through June 30, 2009.

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
JUNE 30, 2009 AND 2008
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

As of June 30, 2009, 427,807 shares have been converted.

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

On August 4, 2009, the Company effectuated a 100 to 1 reverse stock split.  As a result of the reverse split, the conversion price was adjusted from $96.5688 to $9656.88.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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
JUNE 30, 2009 AND 2008
(Unaudited)

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

On August 4, 2009, the Company effectuated a 100 to 1 reverse common stock split.  As a result of the reverse split, the conversion price was adjusted from the lower of $3.20 or 100% of the 5-day average to the lower of $320 or 100% of the 5-day average.

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

On August 4, 2009, the Company effectuated a 1 to 100 reverse stock split resulting in a 1,111,715,818 reduction of shares from 1,122,945,271 common shares outstanding to 11,229,453 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s stock symbol was changed to QMIN.PK.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the year ended December 31, 2008, holders of Amended and Restated 7% Senior Secured Promissory Notes effectuated a series of partial conversions and were issued an aggregate of 47,143 shares of common stock at a conversion price averaging approximately $36.80 per share.  In the aggregate, these issuances reduced the debt by $195,452 in principal and $30,295 in accrued interest.

During the year ended December 31, 2008, holders of a restated 12% Promissory Note effectuated a series of partial conversions and were issued an aggregate of 17,856 shares of common stock at a conversion price averaging approximately $3.50 per share.  In the aggregate, these issuances reduced the debt by $32,399 in principal and $8,042 in accrued interest.

During the year ended December 31, 2008, the holder of a 15% Promissory Note effectuated a series of partial conversions and was issued an aggregate of 31,977 shares of common stock at a conversion price averaging approximately $1.30 per share.  In the aggregate, the issuances reduced the debt by $32,777 in principal and $1,294 in accrued interest.

During the year ended December 31, 2008, holders of the Company’s Series A Preferred Stock converted an aggregate of 422,341 shares into 698,967 shares of common stock, at a conversion price averaging $0.52 per share.

During the year ended December 31, 2008, the Company issued an aggregate of 550,491 shares of common stock to various consultants.  Expense of $1,086,652 was recorded related to these shares, which was the market value of such shares issued at prices varying from $2.0 to $2.90 per share.

During the year ended December 31, 2008, the Holder of various judgments, judgment liens, security interests, and lines of credit, based on notes issued to National City Bank of Kentucky, effectuated a series of partial conversions and were issued an aggregate of 69,677 shares of common stock at a conversion price of $1.00 per share.  In the aggregate, these issuances reduced the debt by $65,589 in principal and $4,088 in accrued interest.

During the year ended December 31, 2008, the holders of a 6% convertible promissory note effectuated a series of partial conversions and were issued an aggregate of 1,047,071 shares of common stock at a conversion price of $1.00 per share.  In the aggregate, these issuances reduced the debt by $301,500 in principal and $1,207 in accrued interest.

On March 20, 2008, Gross Foundation returned 2,094 shares of common stock that were issued to them in error on December 14, 2007.  The Company had issued 2,094 shares of common stock in error to due to a communication oversight to the transfer agent relating to a conversion notice during the time in which the Company’s 1 to 10 reverse split was effectuated.  The issuance was valued at market price and a capital allowance of $29,326 was posted until it could be reconciled.  The shares were subsequently cancelled and the allowance was credited.

On August 13, 2008, the Company issued 21,000 shares of common stock a third party lender at $4.80 per share pursuant to an exchange agreement, which satisfied an 8% convertible note in the principal amount of $100,000 dated April 1, 2008 and all accrued interest thereon.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On October 6, 2008, the Company issued 500 shares of common stock a third party lender per share pursuant to an exchange agreement, which satisfied a 7% convertible secured note in the principal amount of $25,000 dated March 4, 2005 and all accrued interest thereon.

During the six months ended June 30, 2009, the Company issued an aggregate of 2,567,567 shares of common stock for consulting and legal services.  Expense of $308,465 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.10 to $0.18 per share.

During the six months ended June 30, 2009, the holders of a 6% convertible promissory note effectuated a series of partial conversions and were issued an aggregate of 4,500,000 shares of common stock at a conversion price of $0.10 per share.  In the aggregate, these issuances reduced the debt by $450,000 in principal.

During the six months ended June 30, 2009, the holder of a 7% Promissory Note effectuated a partial conversion and was issued an aggregate of 100,000 shares of common stock at a conversion price of $0.10 per share.  The issuance reduced the debt by $1,616 in principal and $8,384 in accrued interest.

During the six months ended June 30, 2009, the holder of an 8% Promissory Note effectuated a partial conversion and was issued an aggregate of 200,000 shares of common stock at a conversion price of $0.10 per share.  The issuance reduced the debt by $20,000 in principal.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 12 -	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:			June 30, 2009 (Unaudited)
	Options/ Warrants	Exercise Price	Valuation
December 17, 2004 issuance of 15 warrants; expiration 2009 (a).	15	60,000	-
December 21, 2004 issuance of 5 warrants; expiration 2009 (b).	5	60,000	-
March 4, 2005 issuance of 11 series A warrants; expiration 2010 (c).	11	20,000	-
March 4, 2005 issuance of 11 series B warrants; expiration 2010 (c).	11	40,000	-
April 5, 2006 issuance of 29 warrants; expiration 2009 (d).	0	8,400	-
May 18, 2006 issuance of 75 options; expiration 2011 (e).	75	2,000	143,054
July 3, 2008 issuance of 25,000 options; expiration 2018 (f).	-	-	500,000
September 23, 2008 issuance of 25,000 options; expiration 2018 (g).	-	-	82,500

TOTALS:	117		$725,554

	Warrants	Avg. Ex. Price ($)	Valuation (Unaudited)

Total Options / Warrants outstanding as of December 31, 2008	50,117	$55.00	725,554

Options / Warrants Issued (f)(g)		-	582,500

Options / Warrants Expired / Cancelled (f)(g)	(50,000)	-	(582,500)

Options / Warrants Exercised	-	-	-

Total Options / Warrants outstanding as of June 30, 2009 (f)(g)	117	$1,723	725,554

All references to the issuance of warrants have been retroactively adjusted to account for reverse stock splits.

(a)
On December 17, 2004, the Company signed a 15% per annum promissory note with two third parties, each for $300,000 due on June 17, 2005.  The notes are secured by certain of the Company’s equipment.  In the event of default, the notes become convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $4,000.00 per share.  As additional compensation to these lenders, the Company agreed to issue them 15 common stock warrants at $60,000.00.  The warrants have anti-dilution privileges and piggyback registration rights.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(b)	On December 21, 2004, the Company issued 5 common stock warrants at $60,000.00 as finder’s fee. The warrants have anti-dilution privileges and piggyback registration rights.

(c)
On March 4, 2005, the Company signed a series of unit purchase agreements with thirteen individual third-party lenders for a total sale amount of $375,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes are secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000.00 per share, which conversion price is subject to adjustment.  Each Series A Warrant is exercisable into one (1) share of common stock at an exercise price of $20,000.00 and one (1) Series B Warrant.  Each Series B Warrant is exercisable into one (1) share of common stock at an exercise price of $40,000.00.  During the six months ended June 30, 2007, 3.75 Series A and Series B warrants were exercised on a cashless basis pursuant to the agreements.  On September 3, 2008, in connection with an exchange agreement involving related convertible debt, 7.5 Series A and Series B warrants were cancelled.

(d)
On April 5, 2006, the Company issued an aggregate of 1.25 units at a price of $100,000 per unit.  The aggregate gross proceeds from the sale of the units were $125,000.  Each unit consists of a convertible promissory note in the principal amount of $100,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $8,400 per share.  The unit notes are due on July 5, 2007.  The notes bear interest at a rate of six percent (6%) and are convertible into Quest common shares at an initial conversion price of $4,200 per share, subject to adjustment, including a “weighted-average” reduction of the conversion price in the event that the Company issued additional stock or stock equivalents at a price lower than the conversion price.  Commencing on the fifth month of the notes, the Company must make amortizing payments of the outstanding principal amount and interest on each note until the principal amount and interest have been paid in full, either in cash of 102% of the monthly amount due or by conversion of such amount into our common shares at a conversion rate of seventy-five percent of the volume weighted average price of our common shares for the five trading days prior to a conversion date, subject to certain limitations.  Based on the calculation terms of the agreement, a total of 2,968 warrants were issued.  On April 1, 2008, the company entered into an agreement with one of the remaining lenders where one unit consisting of a $100,000 promissory note and 23 warrants was exchanged for a 7% convertible note due March 31, 2009.  The existing warrants were subsequently cancelled upon issuance of this agreement.

(e)
On May 18, 2006, the Company granted non-qualified options to honor employment agreements previously entered into with each of its President and Vice President.  Each agreement called for the President and Vice President to receive options to purchase up to 12.5 shares of the Company’s common stock pursuant to a new stock compensation plan adopted by the Company.  The options would be exercisable at $2,000.00 per share, the fair market value at the time of grant, and would vest as follows:  (i) options to purchase up to 50 shares vesting immediately, (ii) options to purchase up to 50 shares vesting upon the Company’s receipt of an aggregate of $25,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 25 shares vesting six months after the date of the option agreements.  The 12.5 options were valued at $476,846 using the Black Scholes method, of which $286,108 was deferred against Paid-in capital.  Since 50 of these options would vest six months from issuance and 75 would vest upon a stipulated performance, the Company has accrued a deferred stock compensation allowance against the issued capitalization.  On May 31, 2006, the Company’s then-President resigned.  The Company and the former President then entered into a consulting agreement, under which it was agreed that 50 options initially awarded to him would remain vested and 2,500 options would be allowed to vest in six months.  50 options that vested upon the Company’s raising one million dollars were mutually voided.  The Company credited both the deferred stock compensation and the accrued paid-in capital by $95,369, which reversed the valued portion of the issuance.  On November 18, 2006, the 50 options vested pursuant to the agreements.  The Company adjusted the deferred stock compensation and expensed $95,369 for compensation.  On January 2, 2007, the current President (former Vice President) and the Company mutually agreed to cancel his stock option agreement.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

(f)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $24.00 and carry a ten (10) year expiration period.  The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the six months ended June 30, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

(g)
On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $4.40 and carry a ten (10) year expiration period.  The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the six months ended June 30, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

NOTE 13 -	STOCK COMPENSATION PLAN

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
JUNE 30, 2009 AND 2008
(Unaudited)

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

On June 18, 2009, the board of directors of the Company adopted its 2009 Stock Incentive Plan, which allows for the issuance of up to 259,000,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

On June 18, 2009, the board of directors of the Company adopted its 2009 California Stock Incentive Plan, which allows for the issuance of up to 259,000,000 shares of the Company’s Common Stock to officers, employees, directors, consultants, and advisors.  The board of directors also authorized the filing of a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of shares under the Plan.

On August 17, 2007, the Company effectuated a 1 to 4 reverse stock split.
On December 14, 2007, the Company effectuated a 1 to 10 reverse stock split.
On November 4, 2008, the Company effectuated a 1 to 10 reverse stock split
On August 4, 2009, the Company subsequently effectuated a 1 to 100 reverse stock split

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

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2007 and 2008.  As of June 30, 2009, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	175,000	17,325,000
2005 Stock Incentive Plan	7,000,000	70,000	6,930,000
2005 Stock Incentive Plan No. 2	2,000,000	20,000	1,980,000
2006 Stock Incentive Plan	23,000,000	230,000	22,770,000
2006 Stock Incentive Plan No. 2	30,000,000	275,000	29,725,000
2007 Stock Incentive Plan	70,000,000	700,000	69,300,000
2007 Stock Incentive Plan No. 2	97,500,000	975,000	96,525,000
2009 Stock Incentive Plan	259,000,000	200,000	258,800,000
2009 California Stock Incentive Plan	259,000,000	435,808	258,564,192

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

NOTE 14 -	RELATED PARTY TRANSACTIONS

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

On January 6, 2008, the Company amended a two-year agreement acquiring administrative services from a third party consulting company owned by the son of its president originally dated June 6, 2006.  The agreement consisted of 25 shares of common stock as an initial grant under a Stock Incentive Plan, along with a monthly payment of $6,500.  The initial shares were valued at $35,000 and are being amortized over the term of the agreement.  The amendment consisted of an additional issuance of 2,000 shares of common stock, and an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

The Company leases office space under an operating lease in Paterson, New Jersey for its corporate use from an entity where its President is a major stockholder.  There is no formal lease agreement or arrangement that exists.  The rent payments are generally month to month.

NOTE 15 -	COMMITMENTS AND CONTINGENCIES

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
JUNE 30, 2009 AND 2008
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
JUNE 30, 2009 AND 2008
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

On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of June 30, 2009, the Company remains in default.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

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

On July 11, 2009, Gwenco and the lender under the Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.  (See Note 16.)

In the second quarter of 2009, Gwenco commenced an adversary proceeding against two of the former owners of Gwenco relating to the former owners’ claims against Gwenco.  One of the claims is based upon the $229,130 default judgment described herein, and both claims are derived from accrued royalties owed to the former owners under a 1990 stock purchase agreement.  In the adversary proceeding, Gwenco contends that the amounts of the claims that should be allowed are substantially lower than the claims presented by the former owners.  In addition, Gwenco contends that the default judgment was obtained without proper service of process and is void.

On June 30, 2009, Gwenco entered into a settlement agreement in connection with the adversary proceeding with one of the former owners, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

On July 1, 2009, Gwenco entered into a settlement agreement in connection with the adversary proceeding with the last former owner of Gwenco (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16.)

As of June 30, 2009, Gwenco had assets of $5,570,449, which included all of the mineral rights of the Company valued at $5,200,117 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $7,447,158.  Of these liabilities, $3,443,438 was owed to Quest Minerals & Mining and Quest Energy, Ltd.  These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at June 30, 2009.   Gwenco also currently holds all of the company’s current receivables, which are restricted to specific limitations, since the company now acts as a Debtor in possession (DIP) as per the Chapter 11 requirements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

The following is the consolidating balance sheet of the Company at June 30, 2009, which includes Gwenco, Inc. and the Company and its other subsidiaries:

QUEST MINERALS & MINING CORP.

CONSOLIDATING BALANCE SHEET
JUNE 30, 2009
(unaudited)

ASSETS
	QUEST &SUB	GWENCO	ADJUSTMENTS		CONSOLIDATED
Current Assets
Cash	37	-	$		$37
Total current assets	37	-			37

Leased Mineral Reserves, net	-	5,200,117			5,200,117
Mine Development, net	-	169,807			169,807
Equipment, net	-	151,227			151,227
Deposits	-	48,358			48,358
DIP Cash, restricted		940			940

TOTAL ASSETS	$37	$5,570,449		$-	$5,570,486

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,374,449	$1,246,424	$		$3,620,873
Loans payable-current portion, net	1,133,998	229,130			1,363,128
Bank loans	-	1,017,525			1,017,525
Related party loans	604,964	-			604,964
DIP Financing	-	1,298,543			1,298,543

TOTAL CURRENT LIABILITIES	4,113,411	3,791,622			7,905,033

Long-Term Liabilities
Intercompany	-	3,443,438		(3,443,438)	-
Loans payable- long term portion, net	1,661,942	-			1,661,942

TOTAL LIABILITIES	5,775,353	7,235,060		(3,443,438)	9,566,975

Commitments and Contingencies

Deficiency in Stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 25,526 shares	26	-			26
SERIES B - issued and outstanding 48,284 shares	-	48			48
SERIES C - issued and outstanding 260,000 shares	260	-			260

Common stock, par value $0.001, 2,500,000,000 shares authorized
issued and outstanding 9,899,453 shares	9,900	4,500		(4,500)	9,900

Equity held in escrow	(587,500)	-			(587,500)

Common stock to be issued	5,648	-			5,648

Paid-in capital	61,943,573	2,557,049			64,500,622
Accumulated Deficit	(66,935,125)	(4,438,306)		3,447,938	(67,925,493)

Total Deficiency in Stockholders' Equity	(5,563,218)	(1,876,709)		3,443,438	(3,996,489)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$212,135	$5,358,351		$-	$5,570,486

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

NOTE 16 -	SUBSEQUENT EVENTS

On July 1, 2009, Gwenco entered into a settlement agreement with the last former owner of Gwenco (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

On July 11, 2009, the Company and Gwenco entered into a settlement and release agreement with the Company’s largest lender to resolve various disputes that had arisen between the Company and the lender.  Pursuant to the settlement agreement, the lender waived certain defaults under various debt obligations.  In addition, Gwenco and the lender under the Debtor-in-Possession Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.  In exchange for this consideration, Quest issued the lender a new convertible promissory note in the aggregate principal amount of $1,000,000.  The note is due July 11, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share, subject to adjustment.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

On August 4, 2009, the Company effectuated a 1 to 100 reverse stock split resulting in a 1,111,715,818 reduction of shares from 1,122,945,271 common shares outstanding to 11,229,453 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s stock symbol was changed to QMIN.PK.  All references to the issuance of warrants have been retroactively adjusted to account for this subsequent event.

NOTE 17 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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
JUNE 30, 2009 AND 2008
(Unaudited)

June 30, 2008 Statement of Operations

As a result of the restatements, the following changes were made:

For the Three Months Ended June 30, 2008

Production costs increased by $4,245 for the three months ended June 30, 2008, from $27,771 to $32,016 as a result of reclassification of expenditures relating to mine operations.

Selling, general, and administrative expenses decreased by $148,041 for the three months ended June 30, 2008, from $519,864 to $371,823, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock.

Gain on derivatives decreased by $1,087,062 for the three months ended June 30, 2008, from $1,087,062 to $0, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $50,255 for the three months ended June 30, 2008, from $64,901 to $115,156, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

Beneficial conversion expense of $3,300,201 was reclassified as note discount.

As a result of the foregoing, restated basic and diluted loss per common share decreased by $1.24 for the three months ended June 30, 2008, from $1.34 per share to a loss of $0.10 per share, due to the decrease in net loss of the Company.

For the Six Months Ended June 30, 2008

Production costs increased by $13,819 for the six months ended June 30, 2008, from $27,771 to $41,590 as a result of reclassification of expenditures relating to mine operations.

Selling, general, and administrative expenses decreased by $298,011 for the six months ended June 30, 2008, from $1,022,744 to $724,733, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock.

Gain on derivatives decreased by $1,967,516 for the six months ended June 30, 2008, from $1,967,516 to $0, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $109,648 for the six months ended June 30, 2008, from $152,877 to $262,525, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

Beneficial conversion expense of $3,523,255 was reclassified as note discount.

As a result of the foregoing, restated basic and diluted loss per common share decreased by $1.78 for the six months ended June 30, 2008, from $2.16 per share to a loss of $0.38 per share, due to the increase in net loss of the Company.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

June 30, 2008 Balance Sheet

Prepaid expense increased by $10,571, from $0 to $10,571 as a result of insurance expense allocations.

Mine development, net, increased by $283,011, from $0 to $283,011, as a result of the capitalization of certain costs of mine rehabilitation.

Deferred debt issue cost, net, increased by $2,741, from $0 to $2,741, as a result of capitalization of deferred debt issue costs.

As a result, total assets increased by $296,323, from $5,387,658 to $5,683,981.

Accounts payable and accrued expenses decreased by $106,297, from $3,010,916 to $2,904,619.

The current portion of notes payable, net of discount, decreased by $844,435, from $3,002,849 to $2,158,414, due to recognition of note discounts previously not recognized and due to the reclassification of $835,000 of loans payable from a current to a long-term liability.

DIP financing payable of $524,586 was reclassified from a long-term to a current liability.

As a result of these adjustments, current liabilities decreased by $426,146, from $7,689,314 to $7,263,168.

Loans payable of $835,000 was reclassified from a current to a long-term liability.

Derivative liability of $873,687 was reclassified as paid-in capital as a result of reclassification of the liability as permanent equity in accordance with SFAS 133 and EITF 00-19.

As result of all of these adjustments, total liabilities were decreased by $989,419, from $9,087,587 to $8,098,168.

Paid-in capital increased by $3,748,224, from $57,735,084 to $61,483,308, to reflect reclassification of derivative liability as permanent equity, the recordation of note discounts, and prior year adjustments.

Accumulated deficit increased by $1,730,415, from $61,593,182 to $63,323,597, to reflect the restatements to the statements of operations in the first and second quarters of 2008, the year ended 2007 and prior years.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(Unaudited)

Adjustments

The consolidated financial statements as of June 30, 2008 and for the three and six month periods then ended, and the notes thereto, have been restated to include the items described above.  The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously Reported June 30, 2008	Restated June 30, 2008
Prepaid expense	$-	$10,571
Mine development, net	-	283,011
Deferred debt issue cost, net	-	2,741
Total assets	5,387,658	5,683,981
Accounts payable and accrued expenses	3,010,916	2,904,619
Loans payable-current portion, net	3,002,849	2,158,414
Derivative liability	873,687	-
Loans payable-long term portion, net	-	835,000
Total liabilities	9,087,587	8,098,168
Paid-in capital	57,735,084	61,483,308
Accumulated deficit	(61,593,182)	(63,323,597)
Total stockholders’ equity (deficit)	(3,699,929)	(2,414,187)

Consolidated Statements of Operations

	As Previously Reported Three Months Ended June 30, 2008	Restated Three Months Ended June 30, 2008
Production costs	27,771	32,016
Selling, general, and administrative	519,864	371,823
Total operating expenses	3,939,255	398,341
Loss from operations	(3,880,168)	(371,270)
Gain on derivatives	1,087,062	--
Interest	64,901	115,156
Beneficial conversion expense	3,300,201	--
Net income (loss)	(5,129,895)	(358,048)
Basic and diluted (loss) per common share	(1.34)	(0.0934)

	As Previously Reported Six Months Ended June 30, 2008	Restated Six Months Ended June 30, 2008
Production costs	27,771	41,590
Selling, general, and administrative	1,022,744	724,733
Total operating expenses	4,778,872	776,958
Loss from operations	(4,719,785)	(759,461)
Gain on derivatives	1,967,516	-
Interest	152,877	262,525
Beneficial conversion expense	3,523,255	--
Net income (loss)	(5,089,058)	(893,608)
Basic and diluted (loss) per common share	(2.16)	(0.3787)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Quest’s consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Please refer to the Risk Factors section of Quest’s annual report on Form 10-K, as amended, for a description of these risks and uncertainties.

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

2009 Developments

Coal Production.  Due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly, thereby reducing demand for our coal.  In order to conserve costs, we temporarily suspended operations in the second quarter of 2009.  We procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, we received new coal orders from another coal distribution company and we re-started coal production in July 2009.

Gwenco, Inc. Chapter 11 Reorganization. On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  The company is currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  Gwenco is currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  The company intends to continue its mining operations at Pond Creek mine at Slater’s Branch while this matter is completed.  Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy. On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company’s request, the court has continued the confirmation hearing to September 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the September 2009 hearing. If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco’s contracts.

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

Asset Impairment

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.

The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at Quest’s operations.  Quest recognizes revenue from coal sales at the time title passes to the customer.

Income Taxes

Quest provides for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of June 30, 2009, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest’s net operating loss carry forward was fully offset by a valuation allowance.  However, Quest has not filed its corporate income tax returns since 2002.

Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Quest adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.

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

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data.  Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability.  In Quest’s case, this entailed assumptions used in pricing models for note discounts.  Valuation techniques utilized to determine fair value are consistently applied.

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

Stock Split

All references to common stock and per share data have been retroactively restated to account for the 1 for 4 reverse stock split effectuated on August 17, 2007, the 1 for 10 reverse stock split effectuated on December 14, 2007, the 1 for 10 reverse stock split effectuated on November 4, 2008 and the 1 for 100 reverse stock split effectuated on August 4, 2009.

Other Recent Accounting Pronouncements

Quest does not expect that the adoption of other recent pronouncements from the Financial Accounting Standards Board, SEC, or other relevant bodies to have any impact on its consolidated financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		RESTATED		RESTATED
Net sales	$--	$59,087	$330,314	$59,087
Production costs	(56,038)	(32,016)	(688,768)	(41,590)
Selling, general and administrative	381,662	371,823	720,021	724,733
Depreciation and amortization	37,321	26,518	77,940	52,225

Operating income (loss)	$(475,021)	$(371,270)	$(1,156,415)	$(759,461)

Comparison of the three months ended June 30, 2009 and 2008

Net sales.  Revenues for Quest were $0 for the three months ended June 30, 2009, as compared to $59,087 for the three months ended June 30, 2008.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek.  As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine.  White Star retained all necessary permits to begin mining operations in February 2008, and we resumed mining operations in July 2008.  We generated revenues of $59,087 in the three months ended June 30, 2008 as a result of coal produced in connection with remediation of the mine prior to opening in July 2008.  We have continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   However, due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly thereby reducing demand for our coal.  In order to conserve costs, we temporarily suspended operations in the second quarter of 2009.

Production costs.  Production costs were $56,038 for the three months ended June 30, 2009 as compared to $32,016 for the three months ended June 30, 2008.  Our production costs in the three months ended June 30, 2009 were related to basic maintenance mining fees and costs during our temporary suspension of operations.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $381,662 for the three months ended June 30, 2009, from $371,823 for the three months ended June 30, 2008.   The selling, general, and administrative expenses result primarily from compensation expense from the issuance of shares of common stock for services.

Depreciation and amortization.  Depreciation expense increased to $37,321, or approximately 41%, for the three months ended June 30, 2009, from $26,518 for the three months ended June 30, 2008.  Quest’s depreciation expense increased due to additional equipment placed into service in the 2008 fiscal year.  In addition, Quest has revised its estimate of the useful life of this equipment from fifteen years to five years, which accelerates the depreciation costs.

Operating loss.  Quest incurred an operating loss of $475,021 for the three months ended June 30, 2009, compared to an operating loss of $371,270 for the three months ended June 30, 2008.   It had higher operating losses in three months ended June 30, 2009 as compared to the three months ended June 30, 2008 primarily from the increase in production costs and a decrease in revenues.

Loan settlement and extinguishment cost.  Quest recorded a loss of $35,282 on loan settlement and extinguishment costs in the three months ended June 30, 2009 as compared to a gain of $128,378 on loan settlement and extinguishment costs in the comparable period in 2008.  This loss results from negotiated resolution of outstanding contested matter.

Interest.  Interest expense increased to $152,655 for the three months ended June 30, 2009, from $115,156 for the three months ended June 30, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from a increase in beneficial conversion expense in the first quarter of 2009 from the prior period.

Comparison of the six months ended June 30, 2009 and 2008

Net sales.  Revenues for Quest were $330,314 for the six months ended June 30, 2009, as compared to $59,087 for the six months ended June 30, 2008.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek.  As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine.  White Star retained all necessary permits to begin mining operations in February 2008, and we resumed mining operations in July 2008.  We have continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   We generated revenues of $59,087 in the six months ended June 30, 2008 as a result of coal produced in connection with remediation of the mine prior to opening in July 2008.

Production costs.  Production costs were $688,768 for the six months ended June 30, 2009 as compared to $41,590 for the six months ended June 30, 2008.  Our increase in production costs is due to our increased level of mining operations in the six months ended June 30, 2009 versus the comparable period in 2008.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $720,021 for the six months ended June 30, 2009, from $724,733 for the six months ended June 30, 2008.   The selling, general, and administrative expenses result primarily from compensation expense from the issuance of shares of common stock for services.

Depreciation and amortization.  Depreciation expense increased to $77,940, or approximately 49%, for the six months ended June 30, 2009, from $52,225 for the six months ended June 30, 2008.  Quest’s depreciation expense increased due to additional equipment placed into service in the 2008 fiscal year.  In addition, Quest has revised its estimate of the useful life of this equipment from fifteen years to five years, which accelerates the depreciation costs.

Operating loss.  Quest incurred an operating loss of $1,156,415 for the six months ended June 30, 2009, compared to an operating loss of $759,461 for the six months ended June 30, 2008.   It had higher operating losses in six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily from the increase in production costs associated with mining operations.

Loan settlement and extinguishment cost.  Quest recorded a loss of $921 on loan settlement and extinguishment costs in the six months ended June 30, 2009 as compared to a gain of $128,378 on loan and settlement and extinguishment costs in the comparable period in 2008.  This loss results from negotiated resolution of outstanding contested matter.

Interest.  Interest expense increased to $293,549 for the six months ended June 30, 2009, from $262,525 for the six months ended June 30, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from an increase in beneficial conversion expense in the first half of 2009 from the prior period.

Liquidity and Capital Resources

Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, and through issuance of debt and equity securities.  Its working capital deficit at June 30, 2009 was $7,904,996.  It had cash of $37 as of June 30, 2009.

Quest used $516,639 of net cash in operating activities for the six months ended June 30, 2009, compared to using $112,220 in the six months ended June 30, 2008.  Cash used in operating activities for the six months ended June 30, 2009 was mainly due to Quest’s net loss of $1,450,885.  This was offset by non-cash expenses of $77,940 in depreciation and amortization, $308,465 of stock issued for services, $62,276 of amortized discount on convertible notes, $6,615 of amortized royalty costs, $1,993 of decrease in prepaid expenses, and an increase of accounts payable and accrued expenses of $140,449.

Net cash flows used in investing activities was $6,461 for the six months ended June 30, 2009, as compared to $344,963 of net cash flows used in investing activities for the comparable period in 2008.  The net cash flows used in investing activities in 2009 resulted from $12,000 in equipment purchases, and $5,916 in security deposits, and offset by $11,455 in restricted cash.

Net cash flows provided by financing activities were $509,698 for the six months ended June 30, 2009, compared to net cash flows provided by financing activities of $471,926 for the six months ended June 30, 2008.  This increase in net cash provided by financing activities is due to Quest’s borrowings and financings of $531,198, offset by repayment of $21,500 of debt.

Financings and Debt Restructurings

A third-party lender advances operational funding to Quest. Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On June 26, 2009, Quest entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of six percent (6%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.

As of June 30, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $137,198, and Quest continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 in post-petition debt from a pre-petition creditor pursuant to a Debtor-In -Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007. Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the total facility to $1,700,000. The loan advances will carry a 17% interest rate per annum and mature on July 31, 2008.  On July 11, 2009, Gwenco and the lender under the Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.

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

These conditions constitute deficiencies in both the design and operation of entity-level controls.  As a result of these deficiencies, our original Annual Report on Form 10-KSB did not contain all material information which is required to be disclosed, and in particular, our consolidated financial statements for the fiscal year ended December 31, 2006.  In addition, in 2007, we restated our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 and the interim consolidated financial statements for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006.  Furthermore, we have restated our consolidated financial statements for the fiscal year ended December 31, 2007.

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

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further our financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  We are currently overseeing Gwenco’s operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  We are currently seeking court approval for debtor in possession financing from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  We intend to continue our mining operations at Pond Creek Mine at Slater’s Branch while this matter is completed. Under Chapter 11, claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws are stayed while Gwenco is in bankruptcy.  On August 3, 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000.  Gwenco has submitted a preliminary plan of reorganization to the court and the creditors for approval, and the court had set August 19, 2008 for the hearing on confirmation of the plan of reorganization. At the company’s request, the court has continued the confirmation hearing to September 2009 to allow the company to continue negotiating the terms of the plan of reorganization with the creditors. Although there can be no assurance that an amended plan of reorganization will be confirmed, the company believes it will successfully negotiate a plan of reorganization with its creditors and that the plan of reorganization will be confirmed at the December hearing. If the bankruptcy court rejects Gwenco’s petition for bankruptcy under Chapter 11, we would be have a material impact as would lose all of its working assets and have only unpaid liabilities. Accordingly, the court could convert Gwenco’s petition to Chapter 7 and liquidate all of Gwenco’s assets. In addition, we might be forced to file for protection under Chapter 11 as we are the primary guarantor on a number of Gwenco’s contracts.

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

Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest’s indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  The plaintiffs have obtained a default judgment in this action in the amount of approximately $600,000, from which Gwenco has taken appeal.  The plaintiffs then amended their complaint, seeking to be adjudged a lien on certain real and personal property of Gwenco pursuant to the aforementioned judgment and that said real and personal property be sold to satisfy the aforesaid lien, and that the liens of the plaintiffs attach to the proceeds of the sale.  This foreclosure action was stayed against Gwenco as a result of Gwenco’s Chapter 11 filing.  In 2007, Gwenco settled the claim of Sharon Preece for $150,000.  The settlement was approved by the bankruptcy court.

In the second quarter of 2009, Gwenco commenced an adversary proceeding against two of the former owners of Gwenco relating to the former owners’ claims against Gwenco.  One of the claims is based upon the $229,130 default judgment described herein, and both claims are derived from accrued royalties owed to the former owners under a 1990 stock purchase agreement.  In the adversary proceeding, Gwenco contends that the amounts of the claims that should be allowed are substantially lower than the claims presented by the former owners.  In addition, Gwenco contends that the default judgment was obtained without proper service of process and is void.

On June 30, 2009, Gwenco entered into a settlement agreement in connection with the adversary proceeding with one of the former owners, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into Quest’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of Quest’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

On July 1, 2009, Gwenco entered into a settlement agreement in connection with the adversary proceeding with the last former owner of Gwenco (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  The former owner has the right to convert up to $40,000 of the claim into Quest’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of Quest’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)              During the quarter ended June 30, 2009, Quest issued an aggregate of 4,800,000 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $480,000. The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On June 26, 2009, Quest entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of six percent (6%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  . The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of Quest.

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

The nature of the errors and the restatement adjustments that Quest has made to its consolidated financial statements for the year ended December 31, 2007 are set forth in Note 18 of its consolidated financial statements as of December 31, 2008 and December 31, 2007 and the years then ended as filed on form 10-K for the year then ended.

The restatements also affected the quarterly results of operations for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.  The nature of the errors and the restatement adjustments that Quest has made to its consolidated financial statements for the three and six months ended June 30, 2008 are set forth in Note 17 of its consolidated financial statements as of June 30, 2009 and the three and six months then ended, which are contained in this report.

Accordingly, the Board of Directors has determined that Quest's previously issued consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, and applicable reports of its independent registered public accounting firm, and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008, should no longer be relied upon.

Quest has filed with the SEC an Amendment No. 1 to its Annual Report on Form 10-K, an Amendment No. 1 to its Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q, which contain restated financial statements for the above-referenced periods. The Board of Directors and management of Quest have discussed the matters disclosed herein with Quest's independent registered public accounting firm.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
4.1	Convertible Note	Filed herewith.
10.1	Exchange Agreement	Filed herewith.
10.3	Slater Settlement Agreement	Filed herewith.
10.4	Younger Settlement Agreement	Filed herewith.
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST MINERALS & MINING CORP.

August 14, 2009	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)