Form 10-Q
period 2009-09-30
Quest Minerals & Mining Corp
filed 2009-11-23
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2009, 225,726,363 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐  No   ☒

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	September 30,	December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$251	$31,231	$13,439
Prepaid expense	10,828	10,571	1,993
Total current assets	11,079	41,802	15,432

Other Assets:
Leased Mineral Reserves, net (Notes 2 & 5)	5,196,577	5,206,588	5,203,414
Mine development, net	141,507	254,711	226,407
Equipment, net (Note 6)	142,205	254,085	157,271
Deposits	48,358	41,846	42,442
Deferred debt issue cost, net	—	1,208	226
DIP Cash, Restricted (Note 14)	32,046	3,526	12,395
DIP Receivables, Restricted (Note 14)	122,103	9,520	1,230

TOTAL ASSETS	$5,693,875	$5,813,286	$5,658,816

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 7)	$3,919,558	$3,277,032	$3,478,435
Loans payable-current portion, net (Note 8)	1,205,268	2,112,255	2,197,958
Bank loans (Note 8)	1,017,525	1,017,525	1,017,525
Related party loans (Note 8)	593,703	641,418	624,581
DIP Financing (Note 8)	1,710,374	694,043	923,043

Total current liabilities	8,446,428	7,742,273	8,241,542

Long-Term Liabilities:
Loans payable-long term portion, net (Note 8)	2,468,566	904,486	751,342
Related party loan (Note 8)	200,000	—	—

TOTAL LIABILITIES	11,114,994	8,646,759	8,992,884

Commitments and Contingencies (Note 15)	—	—	—

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 10)
SERIES A - issued and outstanding 25,526 shares	26	36	26
SERIES B - issued and outstanding 48,284 shares	48	48	48
SERIES C - issued and outstanding 260,000 shares	260	260	260

Common stock, par value $0.001, 2,500,000,000 shares authorized (Note 11) issued and outstanding 59,084,360; 1,068,418 and 2,531,885 shares as of September 30, 2009, September 30, 2008 and December 31, 2008, respectively	59,084	1,068	2,532

Common stock to be issued	5,648	5,648	5,648

Equity allowance (Note 11)	(587,500)	(587,500)	(587,500)

Paid-in capital	65,383,377	63,326,524	63,719,525
Accumulated Deficit	(70,282,062)	(65,579,557)	(66,474,607)

Total Deficiency in Stockholders' Equity	(5,421,119)	(2,833,473)	(3,334,068)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,693,875	$5,813,286	$5,658,816

See Notes to  Unaudited Condensed Consolidated Financial Statements.

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
		RESTATED		RESTATED
	2009	2008	2009	2008

Coal revenues	$348,334	$223,305	$678,648	$282,392
Production costs	(655,566)	(582,639)	(1,344,334)	(624,229)

Gross profit	(307,232)	(359,334)	(665,686)	(341,837)

Operating expenses:
Selling, general and administrative	574,981	1,500,787	1,295,002	2,225,520
Depreciation and amortization	40,862	120,411	118,802	172,636

Total Operating Expenses	615,843	1,621,198	1,413,804	2,398,156

Net Loss from Operations	(923,075)	(1,980,532)	(2,079,490)	(2,739,993)

Other income (expense):
Loan settlement and extinguishment costs	(1,200,305)	(78,635)	(1,201,226)	49,743
Interest, net	(233,189)	(196,793)	(526,738)	(459,318)

Net loss before income taxes	(2,356,569)	(2,255,960)	(3,807,454)	(3,149,568)

Provision for Income taxes	—	—	—	—

Net Loss	$(2,356,569)	$(2,255,960)	$(3,807,454)	$(3,149,568)

Basic diluted (loss) per common share	$(0.1127)	$(2.4917)	$(0.3290)	$(6.7932)

Weighted average common shares outstanding	20,916,424	905,402	11,571,770	463,633

See Notes to  Unaudited Condensed Consolidated Financial Statements.

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September, 2009 and 2008
(Unaudited)

		RESTATED
	2009	2008
Operating Activities
Net loss	$(3,807,454)	$(3,149,568)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	118,802	172,636
Stock issued for services	571,348	874,900
Loss on debt extinguishments-net	1,201,226	(49,743)
Amortization of deferred issuance costs	226	2,971
Amortization of discount on convertible notes	142,022	216,282
Amortization of royalty costs	12,316	—
Write-off of equipment	—	213,275
Changes in operating assets and liabilities:
Increase in receivables	(120,873)	(9,520)
Increase in prepaid expenses	(8,835)	37,571
Increase in accounts payable and accrued expenses	441,123	525,492
Increase in debt transfers and credits from accrued expenses	543,678	47,005
Net cash used by operating activities	(906,421)	(1,118,699)

Investing Activities
Mine development	—	(339,611)
Equipment purchased	(12,000)	166,388
Restricted cash	(19,651)	2,360
Security deposits	(5,916)	(1,203)
Net cash used in investing activities	(37,567)	(172,066)

Financing Activities
Repayment of borrowings	(167,069)	(36,000)
Proceeds from DIP Financing	915,372	358,279
Proceeds from borrowings	182,497	995,253
Net cash provided by financing activities	930,800	1,317,532

Increase (decrease) in cash	(13,188)	26,767
Cash at beginning of period	13,439	4,464
Cash at end of period	$251	$31,231

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,621	$5,126

Services	$2,300	$21,450

Stock issued during the period for:
Services	$571,348	$874,900

Conversions	$705,771	$472,932

See Notes to  Unaudited Condensed Consolidated Financial Statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.  Note 16 shows the effects of the above reorganization as though it occurred as of the balance sheet date September 30, 2009.

Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

NOTE 2 -            SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instruction to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Major Customers and Suppliers

The Company had three customers who accounted for 49%, 41% and 10%, respectively of revenues in 2009.

Costs of the Company’s two major vendors, who provided contract mining and trucking services, accounted for 73% and 14%, respectively, of the Company’s production costs for the period ended September 30, 2009.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed under the guidance of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at the Company’s operations.  The Company recognizes revenue from coal sales at the time title passes to the customer.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718-10 “Stock Compensation”.  Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.  The Company adopted the modified prospective transition method provided for ASC 718-10, and, consequently, has not retroactively adjusted results from prior periods.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

There were 50,000 options issued to the Company’s President during the year ended December 31, 2008. During the three months ended March 31, 2009, the 50,000 options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.   As of September 30, 2009, there were 75 options issued and outstanding.  See Note 12 for details.

Income Taxes

The Company provides for the tax effects of transactions reported in the consolidated financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of September 30, 2009, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

Fair Value

The FASB issued ASC 820-10, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008.  The Company adopted the required provisions of ASC 820-10 that became effective in its first quarter of 2008.  The adoption of these provisions did not have a material impact on the Company’s consolidated financial statements.  In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10.”  ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10.  This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active.  In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased.  The provisions of ASC 820-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If early adoption is elected for either ASC 320-10 or ASC 825-10 and ASC 270-10, ASC 820-10-65 must also be adopted early.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820-10 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

The Company’s notes payable are the only items that are subject to ASC 820-10 as of September 30, 2009 as follows:

Notes Payable (level 1)	$4,592,959
Convertible Notes Payable (level 1)	2,431,190
Convertible Notes Payable (level 3)	171,287

Earnings (loss) per share

The Company adopted ASC 260-10 and the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 98, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period; after provisions for cumulative dividends on Series A preferred stock.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.  The assumed exercise of outstanding stock options and warrants and the conversion of convertible securities were not included in the computation of diluted loss per share because the assumed exercises and conversions would be anti-dilutive for the periods presented.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Stock Split

All references to common stock and per share data have been retroactively restated to the earliest period presented to account for the 1 for 10 reverse stock split effectuated on November 4, 2008.  See Note 11 for details.

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 100 reverse stock split effectuated on August 4, 2009.  See Note 11 for details.

Recently Adopted Accounting Principles

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.”  ASC 105-10 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  ASC 105-10 will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in ASC 105-10 will become nonauthoritative.  Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105-10 did not have a material impact on the Company’s consolidated financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The FASB has issued ASC 855-10, “Subsequent Events.”  ASC 855-10 established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, ASC 855-10 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825-10-65 amends ASC 825-10-50, Disclosures About Fair Value of Financial Instrument, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  ASC 825-10-65 also amends ASC 270-10, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  ASC 825-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825-10-65 requires comparative disclosures only for periods ending after initial adoption.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies —an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations.”  ASC 805-10 addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its consolidated financial statements.

The FASB has issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.”  ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.”  ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008.  The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

 The FASB has issued ASC 815-10, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  ASC 815-10 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Accounting Standards Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities;” and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows.  ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted ASC 815-10 effective January 1, 2009 and the adoption had no material impact on the Company’s consolidated financial statements and disclosures.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The FASB has issued ASC 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  In ASC 810-10-65-1, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  ASC 810-10-65-1 is effective for annual periods beginning on or after December 15, 2008.  Retroactive application of ASC810-10-65-1 is prohibited.  The Company adopted ASC 810-10-65-1   effective January 1, 2009 and the adoption had no material impact on the Company’s consolidated financial statements and disclosures.

The FASB has issued ASC 808-10, “Accounting for Collaborative Arrangements.”  ASC 808-10 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  Further, ASC 808-10 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.”  ASC 808-10 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective.  The Company adopted ASC 808-10 effective January 1, 2009 and the adoption had no material effect on the Company’s financial position or results of operations.

The FASB issued ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.”  ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008.  The Company adopted ASC 815-40-15 effective January 1, 2009, and the adoption had no material effect on the Company’s financial position or results of operations.

NOTE 3 -            GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net operating losses of $2,079,490 and $2,739,993 for the periods ended September 30, 2009 and 2008 and had a working capital deficit (current assets less current liabilities) of $8,435,349 and $8,226,110 at September 30, 2009 and December 31, 2008, respectively.  These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  The Plan became effective on October 12, 2009.  See Note 16 for the terms and effects of the Plan.

Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In particular, the carrying value of the mineral rights (see Note 5) does not necessarily represent liquidation value if the Company were force to sell the mineral rights in liquidation in a liquidation proceeding under Chapter 7 of the Bankruptcy Code.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

NOTE 4 -            LEASEHOLD INTERESTS

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.    Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.

Certain former owners of the Company’s indirect, wholly-owned subsidiary, Gwenco, Inc. (“Gwenco”) commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391.  Foreclosure on the judgment was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Notes 15 and 16.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners (and the holder of the $458,260 judgment), pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Notes 15 and 16.)

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On June 30, 2009, Gwenco entered into a settlement agreement with last former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.

As of September 30, 2009, Gwenco owed approximately $257,526 in lease and/or royalty payments.  Unless otherwise provided in the Plan, these accrued amounts are due on or before October 12, 2012.

NOTE 5 -            LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary.  The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At September 30, 2009, the leased mineral reserves, valued at $5,196,577, net consisted of the following:
Proven Reserves
Seams	Tons

Winifrede	214,650

Taylor	1,783,500

Cedar Grove	3,702,600

Pond Creek	4,074,598

Total Reserves	9,775,348

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  Pursuant to ASC 360-10, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of September 30, 2009.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 6 -            EQUIPMENT

Equipment consisted of the following:
	September 30,	December 31,
	2009	2008
	(Unaudited)

Mining equipment	$344,435	$332,435

Less accumulated depreciation	(202,230)	(175,164)

Equipment - net	$142,205	$157,271

All of the equipment currently in use by the Company is owned by the Company’s wholly-owned subsidiary, Gwenco, Inc.

The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period.  In both cases, the straight-line method is used.  Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery, which can reflect a fluctuation in the asset valuation. Depreciation charged for the three and nine month periods ended September 30, 2009 and 2008 were $9,022; $27,065 and $34,026, $85,800 respectively.

NOTE 7 -            ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:
	September 30, 2009	December 31, 2008
	(Unaudited)

Accounts payable	$1,069,149	$710,027

Accrued royalties payable-operating (a)	257,526	354,126

Accrued bank claim (b)	650,000	650,000

Accrued taxes	87,315	87,315

Accrued interest	1,032,846	816,944

Accrued expenses (c)	822,722	860,023

	$3,919,558	$3,478,435

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  Unless otherwise provided in the Plan, these accrued amounts are due on or before October 12, 2012.

On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391.  Since the judgment was approximately $500,000 above what the Company believes to have owed, the Company reclassified the difference and recorded additional expense to account for the liability.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners (and the holder of the $458,260 judgment), pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.  (See Notes 15 and 16.)

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Notes 8, 15, and 16.)

On June 30, 2009, Gwenco entered into a settlement agreement with last former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  As a result, the Company reclassified $166,542 of its accrued royalties to Notes Payable and expensed the additional $40,000 of interest pursuant to the agreement.  (See Notes 8, 15, and 16).

In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  This amount is currently being amortized over the life of the underlying note involved in the financing.  (See Notes 8, 15, and 16).

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 8 -              NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
QUEST MINERALS & MINING CORP.
0% Notes Due on Demand (a).	$202,864	$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
7% Convertible Notes Due 2008 (c).	—	1,616
5% Unsecured Advances Due on Demand (d).	136,497	1,082,411
6% Convertible Notes Due 2011 (d).	1,153,480	—
6% Convertible Notes Due 2011 (e).	1,000,000	—
6% Convertible Notes Due 2011 (f).	200,000	—
0% Notes Due on Demand (g).	635,434	611,937
10% Convertible Notes due 2008 (h).	10,000	10,000
6% Convertible Notes due 2010 (i).	42,710	533,500
8% Convertible Notes due 2010 (j).	254,125	400,000
8% Convertible Notes due 2011 (k).	25,000	—
12% Notes Due on Demand (l).	12,500	—
6% Notes Due on Demand (m).	10,000	—
QUEST ENERGY, LTD.
8% Summary Judgment (n).	35,000	35,000

GWENCO, INC.: (Bank Loans)
12% Assigned Judgment (o).	726,964	726,964
9.5% Note due 2004 (p)	262,402	262,402
6% Note due 2004 (p)	28,159	28,159
0% Unsecured Claim (q)	117,238	229,130
0% Unsecured Claim (r)	201,824	—
17% Debtor in Possession Financing due 2008 (s)	1,710,374	923,043

GWENCO, INC.: (Related-Party Loans)
5.26% Notes payable (t).	593,703	624,581
Total Debt	7,383,274	5,696,607
Current Portion	4,685,732	4,763,107
Less: Unamortized debt discount on Current Portion	(158,862)	—
Total Notes Payable – Current Portion, net	4,526,870	4,763,107

Long-Term Debt:	2,697,542	933,500
Less: Unamortized debt discount on Long-Term Debt	(28,976)	(182,158)
Total Long-Term Debt, net	$2,668,566	$751,342

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000.00 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.00.  The Company categorized the convertible notes as a liability in the amount of $1,425,000.  During the year ended December 31, 2006, the Company amended and restated the 7% convertible notes in the aggregate principal amount of $1,250,000, which became due on dates ranging from February 22, 2007 to April 18, 2007.  As part of the amendments and restatements, one of the note holders forgave a 7% senior secured convertible note in the principal amount of $125,000.  The amended and restated notes are convertible at the option of the holder at a conversion price of $3,000.00 per share; provided, that if the market price of the Company’s common stock was less than $4,000.00 per share for ten consecutive trading days, the conversion price would reduced to $2,000.00 per share; provided, further, that if the market price of the Company’s common stock was less than $2,000.00 per share for ten consecutive trading days, the conversion price would become the lesser of (i) $2,000.00 per share or  (ii) 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  The lenders have made periodic partial conversions to pay down the remaining principal on the notes.

Quest had recognized derivative liability of $1,580,575 upon restatement of these notes in accordance with ASC 815-10 and ASC 815-40.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

In accordance with ASC 470-20, Debt with Conversions and Other Options, the Company also recognized an imbedded beneficial conversion feature present in these notes.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,183,139 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the notes.  The debt discount attributed to the beneficial conversion feature was amortized over the notes’ maturity period as interest expense.

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

As of September 30, 2009, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.

(c)
On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005.  According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000.  Additionally, the lender was issued 257 warrants.  The loans subject to the credit agreement are secured by certain assets of the Company.  The warrants had an exercise price of $4,000.00 per share, subject to adjustment, and expired on May 31, 2007.   As of December 31, 2005, the Company had made a payment of $5,500.  On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000.  The note covered accrued interest and additional legal fees.  The amended and restated note is convertible into the Company’s common stock at a rate of $40.00 per share and was due February 22, 2007.  On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note became due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  During the nine months ended September 30, 2009, the holder made a final conversion to satisfy the remaining principal and interest on the note.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $43,944 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  The balance of the discount was fully amortized during the year ended December 31, 2008.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

As of September 30, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $136,497, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

(f)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share, subject to adjustment. The Company recorded consulting expense for $200,000 and interest expense of $2,633 for the three and nine months ended September 30, 2009 in relation to the convertible promissory note.

(g)
Periodically, the Company receives cash advances from unrelated third party investors.  Since these advances are open accounts and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(h)
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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $2,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  The discount was fully amortized during the year ended December 31, 2008.

As of September 30, 2009, the Company was in default of this obligation.

(i)
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

Quest had recognized derivative liability of $306,284 upon exchange of these notes in accordance with ASC 815-10 and ASC 815-40.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of these notes.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

Quest had recognized derivative liability of $625,319 upon issuance of the note in accordance with ASC 815-10 and ASC 815-40.  In particular, Quest compared (a) the number of then authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments (i.e. the other convertible notes and warrants) with (b) the maximum number of shares that could be required to be delivered under share settlement (either net-share or physical) of the note.  Since the amount in (b) exceeded the amount in (a), and because Quest was required to obtain shareholder approval to increase its authorized common shares or otherwise effect a recapitalization in order to net-share or physically settle all contracts, Quest determined that share settlement was not within its control, and accordingly, derivative liability classification was required.

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $300,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  The balance of the discount was fully amortized during the year ended December 31, 2008.

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  During the year ended December 31, 2008 and the nine months ended September 30, 2009, the holders have made partial conversions of principal and interest due under these notes.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(j)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note and granted a three (3) year royalty on future coal sales.  The note is due July 23, 2010 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the Company.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discounted amortization was revised to $219,218.  As of September 30, 2009, unamortized discount of $158,862 remains.

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(k)
On September 16, 2009, the Company issued a convertible promissory note to a third party investor for facilitation of Gwenco’s Debtor-In-Possession financing.  The note is due September 16, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of September 30, 2009, an unamortized discount of $24,521 remains.

(l)	On August 28, 2009, the Company borrowed $12,500, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of twelve percent (12%).

(m)	On January 16, 2009, the Company borrowed $10,000, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of six percent (6%).

(n)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of September 30, 2009, the Company remains in default.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(o)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default.  The note was secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent.  Duke Energy has obtained a judgment lien against the Company and its assets.  (See Note 15.)  As of September 30, 2009, the balance remains outstanding.  On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 15, to a third party investor.  This claim is classified as a Class 1 Claim in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).

(p)
On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco.  The notes are in default.  These claims are classified as Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).

(q)
Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners improperly obtained a default judgment in this action in the amount of $687,391.  Foreclosure on the judgment was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Note 16.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners (and the holder of the $458,260 judgment), pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16.)

(r)
On June 30, 2009, Gwenco entered into a settlement agreement with last former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  As a result, the Company reclassified $166,542 of its accrued royalties to Notes Payable and expensed the additional $40,000 of interest pursuant to the agreement.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(s)
On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing the Company’s wholly owned subsidiary, Gwenco, Inc., which is currently in Chapter 11 reorganization proceedings, to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carry a 17% interest rate per annum and matured on July 31, 2008.  As of September 30, 2009, advances totaled $1,710,374 and continue to accrue interest.

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

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  Gwenco intends to pay off the Total Facility with borrowings from the exit facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

(t)
The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco.  This note is secured by 50% of the outstanding capital stock of Gwenco.  The debt required 4 annual payments of approximately $75,000 plus interest.  As of December 31, 2005, the Company was in default.  Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine.  Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco, Inc.  On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, has an interest rate of 5.21%, and is due on September 24, 2009.  The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which included the accrued interest, has an interest rate of 5.26%, and is to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed from the property. As of September 30, 2009, $593,703 of the notes remains outstanding and in default.

These claims are classified as Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).  The former stockholder also has the has the right to convert up to $15,000 of the claim each month into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 9 -	INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through September 30, 2009.

ASC 740-10 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.

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

On December 19, 2007, the Company amended the terms of the Series A Preferred Stock to provide for a reduced conversion price set forth as such that each share of Series A Preferred Stock shall be convertible at any time into a shares of common stock, par value, $.001 per share of the Company as determined by multiplying each share of Series A Preferred Stock by a fraction, the numerator of which is $3.00 and the denominator of which is equal to the greater of (i) $0.001 or (ii) 40% of closing price per share of common stock.  A holder of Series A Preferred Stock may not convert shares of the Series A Preferred Stock to the extent that such conversion would result in the Holder, together with any affiliate thereof, beneficially owning, pursuant to Section 13(d) of the Securities Exchange of 1934, in excess of 4.999% of the then issued and outstanding common stock of the Company.  The provisions of this section may be waived by a holder upon not less than 61 days prior notice to the Company.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in the Series A Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,359,999 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and as interest expense.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

As of September 30, 2009, 427,807 shares have been converted.

Series B

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

On August 4, 2009, the Company effectuated a 100 to 1 reverse stock split.  As a result of the reverse split, the conversion price was adjusted from $96.5688 to $9,656.88.

Series C

Each share of the Company’s Series C Preferred Stock is convertible into shares of the Company’s common stock.  The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $0.008 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors.  The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares.  The shares of Series C Preferred Stock are not redeemable.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in the Series C Preferred Stock.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $257,347 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and as interest expense.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

During the nine months ended September 30, 2009, the Company issued an aggregate of 14,737,567 shares of common stock for consulting and legal services.  Expense of $571,348 was recorded related to these shares, which was the market value of such shares issued at prices varying from $0.01 to $0.18 per share.

During the nine months ended September 30, 2009, the holders of 6% convertible promissory notes due June 6, 2010 effectuated a series of partial conversions and were issued an aggregate of 20,720,000 shares of common stock at a conversion price of $0.10 per share.  In the aggregate, these issuances reduced the debt by $490,790 in principal and $20,970 in accrued interest.

During the nine months ended September 30, 2009, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 6,920,000 shares of common stock at a conversion price of $0.10 per share.  In the aggregate, these issuances reduced the debt by $46,520 in principal.

During the nine months ended September 30, 2009, the holder of 7% convertible promissory notes effectuated a partial conversion and was issued an aggregate of 100,000 shares of common stock at a conversion price of $0.10 per share.  The issuances reduced the debt by $1,616 in principal and $6,891 in accrued interest on one note and $1,493 in accrued interest on the other.

During the nine months ended September 30, 2009, the holder of an 8% convertible promissory note effectuated a partial conversion and was issued an aggregate of 14,074,294 shares of common stock at a conversion price varying from $0.005 to $0.10 per share.  The issuances reduced the debt by $145,875 in principal.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 12 -	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:
				September 30, 2009 (Unaudited)
	Options/Warrants	Exercise Price		Valuation

December 17, 2004 issuance of 15 warrants; expiration 2009 (a).	15		$60,000	$—

December 21, 2004 issuance of 5 warrants; expiration 2009 (b).	5		60,000	—

March 4, 2005 issuance of 11 series A warrants; expiration 2010 (c).	11		20,000	—

March 4, 2005 issuance of 11 series B warrants; expiration 2010 (c).	11		40,000	—

April 5, 2006 issuance of 29 warrants; expiration 2009 (d).	0		8,400	—

May 18, 2006 issuance of 75 options; expiration 2011 (e).	75		2,000	143,054

July 3, 2008 issuance of 25,000 options; expiration 2018 (f).	—		—	500,000

September 23, 2008 issuance of 25,000 options; expiration 2018 (g).	—		—	82,500

TOTALS:	117	$		$725,554

		Avg.	Valuation
	Warrants	Ex. Price ($)	(Unaudited)

Total Options / Warrants outstanding as of December 31, 2008	50,117	$55.00	$725,554

Options / Warrants Issued (f)(g)		—	582,500

Options / Warrants Expired / Cancelled (f)(g)	(50,000)	—	(582,500)

Options / Warrants Exercised	—	—	—

Total Options / Warrants outstanding as of September 30, 2009 (f)(g)	117	$1,723	$725,554

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

(f)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $24.00 and carry a ten (10) year expiration period.  The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the nine months ended September 30, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

(g)
On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $4.40 and carry a ten (10) year expiration period.  The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the nine months ended September 30, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

On November 4, 2008, the Company effectuated a 1 to 10 reverse stock split.

On August 4, 2009, the Company effectuated a 1 to 100 reverse stock split.

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

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2008 and 2009.  As of September 30, 2009, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	175,000	17,325,000
2005 Stock Incentive Plan	7,000,000	70,000	6,930,000
2005 Stock Incentive Plan No. 2	2,000,000	20,000	1,980,000
2006 Stock Incentive Plan	23,000,000	230,000	22,770,000
2006 Stock Incentive Plan No. 2	30,000,000	275,000	29,725,000
2007 Stock Incentive Plan	70,000,000	700,000	69,300,000
2007 Stock Incentive Plan No. 2	97,500,000	975,000	96,525,000
2009 Stock Incentive Plan	259,000,000	3,780,000	255,220,000
2009 California Stock Incentive Plan	259,000,000	9,025,809	249,974,192

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 14 -	RELATED PARTY TRANSACTIONS

The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco.  This note is secured by 50% of the outstanding capital stock of Gwenco.  The debt required 4 annual payments of approximately $75,000 plus interest.  As of December 31, 2005, the Company was in default.  Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine.  Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco.  On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009.  The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest, having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed from the property.  The interest expense for the two notes amounted to $7,545 and $21,918, respectively, for the nine months ended September 30, 2009.  These claims are classified as Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 8(t)).  The former stockholder also has the has the right to convert up to $15,000 of the claim each month into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On January 6, 2008, the Company amended a two-year agreement acquiring administrative services from a third party consulting company owned by a stockholder of the Company originally dated June 6, 2006.  The agreement consisted of 25 shares of common stock as an initial grant under a Stock Incentive Plan, along with a monthly payment of $6,500.  The initial shares were valued at $35,000 and are being amortized over the term of the agreement.  The amendment consisted of an additional issuance of 2,000 shares of common stock, and an increase of the monthly payment to $9,900 due to providing additional services with regards to the Gwenco Chapter 11 reorganization.

On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share, subject to adjustment. The Company recorded consulting expense of $200,000 and interest expense of $2,633 for the three and nine months ended September 30, 2009 in relation to the convertible promissory note.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

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

Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company.  The Company has accrued the existing liabilities until validity can be determined.  As of September 30, 2009, no outcome has been determined.

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

In or about May 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against the Company’s indirect wholly owned subsidiary, Gwenco, Inc., and a former director of the Company for breach of various promissory notes issued by Gwenco.  Duke Energy Merchants and First Sentry Bank were joined in the action.  National City Bank and Duke Energy obtained judgment in that action in the amounts of approximately $340,000 and $670,000, respectively, and have obtained judgment liens based thereon.

On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, to a third party investor.  The judgment has since been satisfied.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 15, to a third party investor.  This claim is classified as a Class 1 Claim in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).

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

On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of September 30, 2009, the Company remains in default.

Certain former owners of the Company’s indirect, wholly-owned subsidiary, Gwenco, Inc. (“Gwenco”) commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners obtained a default judgment in this action in the amount of $687,391.  Foreclosure on the judgment was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  (See Note 16).  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners (and the holder of the $458,260 judgment), pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16).

On June 30, 2009, Gwenco entered into a settlement agreement with last former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Court approved the settlement agreement.  (See Note 16).

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

NOTE 16 -	PLAN OF REORGANIZATION

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  The Plan became effective on October 12, 2009.

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  Gwenco intends to pay off the Total Facility with borrowings from the exit facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,091,121; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,415,661; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $202,954.

The Class 1 Claim will be satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

The Class 2 Claims were due and payable as of the effective date of the Plan.
The Class 3 Claims will be satisfied by cash payments equal to the value of their claim on the earlier of (i) the 60th month after the effective date of the Plan or (ii) the date on which, in Gwenco’s sole discretion, proceeds from the exit facility are sufficient to satisfy the claims.  Further, Class 3 Claimholders shall receive their pro-rata share of royalty payments to reduce their claims beginning in the month following the Effective Date.  Notwithstanding the foregoing, certain creditors in this Class negotiated settlements as more specifically set forth in the Plan.

The Class 4 Claims will be paid after holders of all allowed claims in other classes have been paid in full.  The Class 5 Claims were deemed unimpaired.

Gwenco, as a reorganized debtor, will operate its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

As of September 30, 2009, Gwenco had assets of $5,693,624, which included all of the mineral rights of the Company valued at $5,196,577 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $7,911,522.  Of these liabilities, $3,453,996 was owed to Quest Minerals & Mining and Quest Energy, Ltd.  These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at September 30, 2009.   Gwenco also currently holds all of the company’s current receivables, which are restricted to specific limitations, since the company now acts as a Debtor-In Possession (DIP) as per the Chapter 11 requirements.

The Company accounted for the reorganization in accordance with ASC 852 “Reorganization,” formerly American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”).  In accordance with ASC 852, entities whose plans have been confirmed by the court and have thereby emerged from Chapter 11 should apply the reporting principles required by the standard as of the confirmation date or as of a later date when all material conditions precedent to the plan’s becoming binding are resolved.  Hence, the Company did not recognize the effect of the reorganizaton as of September 30, 2009 since the confirmation date of the Plan is subsequent to September 30, 2009.  However, ASC 852 requires certain disclosures that give effect to the confirmed Plan of Reorganization.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The following is the reorganized unaudited condensed consolidated proforma balance sheet and proforma statement of operations of the Company as of September 30, 2009 and for the nine months then ended, which includes Gwenco, Inc. and the Company and its other subsidiaries, along with adjustments showing the effective debt settlements as a result of confirmation of the Plan:

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATING PROFORMA BALANCE SHEET
SEPTEMBER 30, 2009
(Unaudited)

					PROFORMA		PROFORMA
					Adjustments to Record		REORGANIZED
	QUEST & SUB	GWENCO	ADJUSTMENTS	CONSOLIDATED	Confirmation of Plan		CONSOLIDATED
ASSETS
Current Assets
Cash	$251	$—	$—	$251	$—		$251
Total current assets	251	—	—	251			251

Leased Mineral Reserves, net	—	5,196,577	—	5,196,577	—		5,196,577
Mine Development, net	—	141,507	—	141,507	—		141,507
Equipment, net	—	142,205	—	142,205	—		142,205
Deposits	—	48,358	—	48,358	—		48,358
Prepaid Expense	—	10,828	—	10,828	—		10,828
DIP Cash, restricted		32,046	—	32,046	—		32,046
DIP Receivables, restricted		122,103	—	122,103	—		122,103

TOTAL ASSETS	$251	$5,693,624	$—	$5,693,875	$—		$5,693,875

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,504,531	$1,415,027	$—	$3,919,558	$(1,023,469	) (a)	$2,896,089
Loans payable-current portion, net	1,205,268	—	—	1,205,268			1,205,268
Bank loans	—	1,017,525	—	1,017,525	(1,017,525	) (b)	—
Related party loans	—	593,703	—	593,703	(593,703	) (c)	—
DIP Financing	—	1,710,374	—	1,710,374	(1,710,374	) (d)	—

Total current liabilities	3,709,799	4,736,629	—	8,446,428	(4,345,071)		4,101,357

Long-Term Liabilities
Intercompany	—	3,453,996	(3,453,996)	—	—		—
Loans payable- long term portion, net	2,153,966	314,600	—	2,468,566	(42,613	) (a)	2,425,953
Bank loans, net	—	—	—		147,488	(b)	147,488
Related party loans, net	200,000	—	—	200,000	43,848	(c)	243,848
DIP Financing, net	—	—	—	—	—	(d)	—

TOTAL LIABILITIES	6,063,765	8,505,225	(3,453,996)	11,114,994	(4,196,348)		6,918,646

Commitments and Contingencies

Deficiency in Stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 25,526 shares	26	—	—	26	—		26
SERIES B - issued and outstanding 48,284 shares	—	48	—	48	—		48
SERIES C - issued and outstanding 260,000 shares	260	—	—	260	—		260

Common stock, par value $0.001, 2,500,000,000 shares authorized issued and outstanding 59,084,360 shares	59,087	4,500	(4,500)	59,087	—		59,087
							—
Equity held in escrow	(587,500)	—	—	(587,500)	—		(587,500)
							—
Common stock to be issued	5,648	—	—	5,648	—		5,648
							—
Paid-in capital	62,821,629	2,561,745		65,383,374	3,160,479	(e)	68,543,853
Accumulated Deficit	(68,362,664)	(5,377,894)	3,458,496	(70,282,062)	1,035,869	(f)	(69,246,193)

Total Deficiency in Stockholders' Equity	(6,063,514)	(2,811,601)	3,453,996	(5,421,119)	4,196,348		(1,224,771)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$251	$5,693,624	$—	$5,693,875	$—		$5,693,875

(a)
Prior to the Confirmed Plan of Reorganization, the Company itemized accrued interest.  Since most of the interest bearing claim amounts were frozen and reclassed into long term payout plans,  the various accruals totaling $850,515 were recatagorized with their corresponding long term classifications.  The company also recatagorized accrued uncured royalty claims of $202,954 (less net present value adjustment) that were reclassified with a 3 year payout plan.  Furthermore, a $30,000 class 2 claim resulting from the confirmed plan was accrued under current liabilities. The existing long term debts were restructured with a conversion option allowing them to convert a maximum of $40,000 of their remaining claims into the parent company's underlying common stock at an 85% discount to market.  A beneficial discount of $4,696 was accrued against the face-value of the notes and posted to Paid-in Capital.  It will be amortized as interest expense over the life of the notes.

(b)
Pursuant to the Confirmed Plan of Reorganization, the Company's bank loans were restructured with a 5 year payout plan; which are to be paid through a pro-rata basis of $2.50 per clean ton of coal sold by the company.  The present value amount of these Class 3 unsecured loans totaling $147,488 were recatagorized under long term debt.

(c)
Pursuant to the Confirmed Plan of Reorganization, the Company's related party loans were restructured with a 5 year payout plan and are to be paid through a pro-rata basis of $2.50 per clean ton of coal sold by the Company.  The present value amount of these Class 3 unsecured loans totaling $128,809 were recatagorized under long term debt.  In addition, these claims were given a conversion option, which allows the holder to convert a portion of the debt each month into the parent company's underlying common stock at an 85% discount to market.  A Beneficial discount of $84,961 was accrued against the face value of the restructured debt and posted to Paid-in Capital. It will be amortized as interest expense over the life of the note.

(d)
Pursuant to the Confirmed Plan of Reorganization, the Company's DIP financing was recatagorized as a Class 1 secured claim with a 5 year payout plan pursuant to the terms of the Exit Facility, which will allow the creditor to convert the parent company's underlying common stock at a lower of 40% discount to market or par ($.001) price.  A beneficial conversion discount of $1,984,397 was accrued against the face value of the restructured debt and posted to Paid-in Capital.  It will be amortized as interest expense over the life of the note.

(e)
Pursuant to the conversion features awarded to the various Class 3 unsecured claims, as well as the Class 1 secured claims, the Company accrued additional face-value note beneficial conversion discounts of $3,160,479 that were posted against Paid-in Capital and will be amortized as interest expense over the life of the notes.

(f)
As a result of the Confirmed Plan of Reorganization, most of the Company's debt was restructured with long term payout plans of 3 to 5 years.  Based on an assumed  12% cost of capital and the resulting present values of the restructured debt obligations, the Company posted a gain on debt settlements for the difference between the carrying value of the liabilities and the present value of the amounts to be paid in accordance with the Plan.

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATING PROFORMA STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2009
(Unaudited)

				PROFORMA		PROFORMA
				Adjustments to Record		REORGANIZED
	QUEST & SUB	GWENCO	CONSOLIDATED	Confirmation of Plan		CONSOLIDATED

Coal revenues	$—	$678,648	$678,648	$—		$678,648
Production costs	—	(1,344,334)	(1,344,334)	—		(1,344,334)

Gross profit	—	(665,686)	(665,686)	—		(665,686)

Operating expenses:
Selling, general and administrative	1,243,286	51,716	1,295,002	—		1,295,002
Depreciation and amortization	—	118,802	118,802			118,802

Total Operating Expenses	1,243,286	170,518	1,413,804	—		1,413,804

Net Loss from Operations	(1,243,286)	(836,204)	(2,079,490)	—		(2,079,490)

Other income (expense):
Loan settlement and extinguishment gain (loss)	(1,312,197)	110,971	(1,201,226)	1,035,869	(f)	(165,357)
Interest, net	(258,963)	(267,775)	(526,738)	—		(526,738)

Net loss before income taxes	(2,814,446)	(993,008)	(3,807,454)	1,035,869		(2,771,585)

Provision for Income taxes	—	—	—	—		—

Net Loss	$(2,814,446)	$(993,008)	$(3,807,454)	$1,035,869		$(2,771,585)

See Notes to Unaudited Condensed Consolidated Financial Statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)
NOTE 17 -	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing, November 23, 2009.

On September 30, 2009, the U.S. Bankruptcy Court for the Eastern District of Kentucky confirmed the Plan of Reorganization (the “Plan”) for the Company’s subsidiary, Gwenco, Inc.  The Plan became effective on October 12, 2009.   Note 16 shows the effects of the Plan as though it became effective as of September 30, 2009.

On October 14, 2009, the Company entered into an exchange agreement with an investor, pursuant to which the investor exchanged $125,000 of evidences of indebtedness, for a new convertible promissory note in the aggregate principal amount of $125,000.  The new note is due October 14, 2014 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.

On October 23, 2009, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note.  The note is due October 23, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The Company also believes such restatements reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with ASC 250-10, Accounting Changes and Error Corrections.

The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheets and statements of operations as previously reported and restated:

September 30, 2008 Statement of Operations

As a result of the restatements, the following changes were made:

For the Three Months Ended September 30, 2008

Production costs increased by $485,492 for the three months ended September 30, 2008, from $97,147 to $582,639 as a result of reclassification of expenditures relating to mine operations.

Selling, general, and administrative expenses increased by $37,412 for the three months ended September 30, 2008, from $1,463,375 to $1,500,787, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock and capitalization of expenditures relating to mine development.

Gain on derivatives decreased by $389,374 for the three months ended September 30, 2008, from $389,374 to $0, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $111,370 for the three months ended September 30, 2008, from $85,420 to $196,790, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

Beneficial conversion expense of $887,753 was reclassified as note discount.

As a result of the foregoing, restated basic and diluted loss per common share decreased by $2.82 for the three months ended September 30, 2008, from $5.31 per share to a loss of $2.49 per share, due to the decrease in net loss of the Company.

For the Nine Months Ended September 30, 2008

Production costs increased by $216,911 for the nine months ended September 30, 2008, from $407,318 to $624,229 as a result of reclassification of expenditures relating to mine operations.

Selling, general, and administrative expenses increased by $21,801 for the nine months ended September 30, 2008, from $2,203,719 to $2,225,520, due to the reversal of loan settlement expenses that the Company previously recorded in connection with conversion of convertible notes and convertible preferred stock.

Gain on derivatives decreased by $2,356,890 for the nine months ended September 30, 2008, from $2,356,890 to $0, due to recalculation of derivative liability and due to the reclassification of derivative liability to permanent equity.

Interest expense increased by $221,021 for the nine months ended September 30, 2008, from $238,297 to $459,318, due to the recordation of amortization of beneficial conversion discounts not previously recognized as well as reclassification of beneficial conversion expense as interest expense.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Beneficial conversion expense of $4,411,008 was reclassified as note discount.

As a result of the foregoing, restated basic and diluted loss per common share decreased by $14.56 for the nine months ended September 30, 2008, from $21.35 per share to a loss of $6.79 per share, due to the increase in net loss of the Company.

September 30, 2008 Balance Sheet

Prepaid expense increased by $10,571, from $0 to $10,571 as a result of insurance expense allocations.

Mine development, net, increased by $254,711, from $0 to $254,711, as a result of the capitalization of certain costs of mine rehabilitation.

Deferred debt issue cost, net, increased by $1,208, from $0 to $1,208, as a result of capitalization of deferred debt issue costs.

As a result, total assets increased by $266,490, from $5,546,796 to $5,813,286.

Accounts payable and accrued expenses decreased by $141, from $3,277,173 to $3,277,032.

The current portion of notes payable, net of discount, decreased by $849,438, from $2,961,693 to $2,112,255, due to recognition of note discounts previously not recognized and due to the reclassification of $890,000 of loans payable from a current to a long-term liability.

DIP financing payable of $694,043 was reclassified from a long-term to a current liability.

As a result of these adjustments, current liabilities decreased by $155,536, from $7,897,809 to $7,742,273.

Loans payable of $890,000 was reclassified from a current to a long-term liability.

Derivative liability of $484,313 was reclassified as paid-in capital as a result of reclassification of the liability as permanent equity in accordance with ASC 815-10 and ASC 815-40.

As result of all of these adjustments, total liabilities were decreased by $429,406, from $9,076,165 to $8,646,759.

Paid-in capital decreased by $26,095, from $63,352,664 to $63,326,569, to reflect reclassification of derivative liability as permanent equity, the recordation of note discounts, and prior year adjustments.

Accumulated deficit decreased by $822,164, from $66,401,721 to $65,579,557, to reflect the restatements to the statements of operations in the first, second and third quarters of 2008, the year ended 2007 and prior years.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Adjustments

The consolidated financial statements as of September 30, 2008 and for the three and nine month periods then ended, and the notes thereto, have been restated to include the items described above.  The following financial statement line items were impacted:

Consolidated Balance Sheet

	As Previously Reported September 30, 2008	Restated September 30, 2008
Prepaid expense	$—	$10,571
Mine development, net	—	254,711
Deferred debt issue cost, net	—	1,208
Total assets	5,546,796	5,813,286
Accounts payable and accrued expenses	3,277,173	3,277,032
Loans payable-current portion, net	2,961,693	2,112,255
Derivative liability	484,313	—
Loans payable-long term portion, net	—	904,486
Total liabilities	9,076,165	8,646,759
Paid-in capital	63,352,664	63,326,569
Accumulated deficit	(66,401,721)	(65,579,557)
Total stockholders’ equity (deficit)	(3,529,369)	(2,833,473)

Consolidated Statements of Operations

	As Previously Reported Three Months Ended September 30, 2008	Restated Three Months Ended September 30, 2008
Production costs	$97,147	$582,639
Selling, general, and administrative	1,463,375	1,500,787
Total operating expenses	3,151,707	1,621,198
Loss from operations	(2,928,315)	(1,980,532)
Gain on derivatives	389,374	—
Interest	85,420	196,793
Beneficial conversion expense	887,753	—
Net income (loss)	(4,808,539)	(2,255,960)
Basic and diluted (loss) per common share	(5.31)	(2.49)

	As Previously Reported Nine Months Ended September 30, 2008	Restated Nine Months Ended September 30, 2008
Production costs	$407,318	$624,229
Selling, general, and administrative	2,203,719	2,225,520
Total operating expenses	7,930,578	2,398,156
Loss from operations	(7,648,099)	(2,739,993)
Gain on derivatives	2,356,890	—
Interest	238,297	459,318
Beneficial conversion expense	4,411,008	—
Net income (loss)	(9,897,596)	(3,149,568)
Basic and diluted (loss) per common share	(21.35)	(6.79)

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

2009 Developments

Coal Production.  Due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly, thereby reducing demand for Quest’s coal.  In order to conserve costs, Quest temporarily suspended operations in the second quarter of 2009.  Quest procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, it received new coal orders from another coal distribution company and we re-started coal production in July 2009.  In July and August 2009, Quest encountered temporary delays and stoppages that are normally associated with resuming dormant mine operations.  In September, Quest was able to operate without any significant delays or stoppages, which allowed it to increase coal production and generate $235,000 in coal sales for the month.  In October, Quest increased its production to generate $292,000 in coal sales.  Furthermore, as Quest advances further in the mine, it has been encountering thicker coal seams, which resulted in improved rates of recovery in the recent months.

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
On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.  Note 16 shows the effects of the above reorganization as though it occurred as of the balance sheet date September 30, 2009.

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,091,121; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,415,661; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $202,954.

The Class 1 Claim will be satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

The Class 2 Claims were due and payable as of the effective date of the Plan.

The Class 3 Claims will be satisfied by cash payments equal to the value of their claim on the earlier of (i) the 60th month after the effective date of the Plan or (ii) the date on which, in Gwenco’s sole discretion, proceeds from the exit facility are sufficient to satisfy the claims.  Further, Class 3 Claimholders shall receive their pro-rata share of royalty payments to reduce their claims beginning in the month following the Effective Date.  Notwithstanding the foregoing, certain creditors in this Class negotiated settlements as more specifically set forth in the Plan.

The Class 4 Claims will be paid after holders of all allowed claims in other classes have been paid in full.  The Class 5 Claims were deemed unimpaired.

Gwenco, as a reorganized debtor, will operate its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

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

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed under the guidance of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,”  If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at Quest’s operations.  Quest recognizes revenue from coal sales at the time title passes to the customer.

Stock-Based Compensation

Effective January 1, 2006, Quest began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718-10 “Stock Compensation.”  Prior to January 1, 2006, Quest had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.  Quest adopted the modified prospective transition method provided for ASC 718-10, and, consequently, has not retroactively adjusted results from prior periods.

Income Taxes

Quest provides for the tax effects of transactions reported in the consolidated financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of September 30, 2009, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on Quest’s financial position because the deferred tax asset related to Quest’s net operating loss carry forward was fully offset by a valuation allowance.  However, Quest has not filed its corporate income tax returns since 2002.

Fair Value

The FASB has issued ASC 820-10, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  ASC 820-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, which will be effective for years beginning after November 15, 2008.  Quest adopted the required provisions of ASC 820-10 that became effective in its first quarter of 2008.  The adoption of these provisions did not have a material impact on Quest’s consolidated financial statements. In February 2008, the FASB issued ASC 820-10-15, “Effective Date of FASB ASC 820-10.”  ASC 820-10-15 delays the effective date of ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB issued ASC 820-10-35, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  ASC 820-10-35 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC 820-10.  This ASC clarifies the application of ASC 820-10 in determining the fair values of assets or liabilities in a market that is not active.  In April 2009, the FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820-10-65 does not change the definition of fair value as detailed in ASC 820-10, but provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for the asset or liability have significantly decreased.  The provisions of ASC 820-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If early adoption is elected for either ASC 320-10 or ASC 825-10 and ASC 270-10, ASC 820-10-65 must also be adopted early.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date ASC 820-10 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820-10 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

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

Earnings (loss) per share

Quest adopted ASC 260-10 and the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 98, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period, after provisions for cumulative dividends on Series A preferred stock.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share.  The assumed exercise of outstanding stock options and warrants and the conversion of convertible securities were not included in the computation of diluted loss per share because the assumed exercises and conversions would be anti-dilutive for the periods presented.

Stock Split

All references to common stock and per share data have been retroactively restated to account for the 1 for 10 reverse stock split effectuated on November 4, 2008 and the 1 for 100 reverse stock split effectuated on August 4, 2009.

Other Recent Accounting Pronouncements

In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update amends Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This update also requires new disclosures, by major category of investments about the attributes of investments within the scope of this amendment to the Codification.  The guidance in this update is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  The adoption of this update will not have a material impact on Quest’s consolidated financial statements.

In August 2009, FASB Accounting Standards Update 2009-05 included amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this update did not have a material impact on Quest’s consolidated financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		RESTATED		RESTATED
Net sales	$348,334	$223,305	$678,648	$282,392
Production costs	(655,566)	(582,639)	(1,344,334)	(624,229)
Selling, general and administrative	574,981	1,500,787	1,295,002	2,225,520
Depreciation and amortization	40,862	120,411	118,802	172,636

Operating income (loss)	$(923,075)	$(1,980,532)	$(2,079,490)	$(2,739,993)

Comparison of the three months ended September 30, 2009 and 2008

Net sales.  Revenues for Quest were $348,334 for the three months ended September 30, 2009, as compared to $223,305 for the three months ended September 30, 2008.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek.  As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine.  White Star retained all necessary permits to begin mining operations in February 2008, and we resumed mining operations in July 2008.  We generated revenues of $223,305 in the three months ended September 30, 2008 as a result of coal produced in connection with remediation of the mine prior to opening in July 2008.

We continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   However, due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly thereby reducing demand for our coal.  In order to conserve costs, we temporarily suspended operations in the second quarter of 2009.

Quest procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, it received new coal orders from another coal distribution company and we re-started coal production in July 2009.  In July and August 2009, Quest encountered temporary delays and stoppages that are normally associated with resuming dormant mine operations.  In September, Quest was able to operate without any significant delays or stoppages, which allowed it to increase coal production.  As a result, Quest was able to generate revenues of $348,334 in the third quarter.  Quest has continued to operate without any significant delays or stoppages since the end of the third quarter through the date of this report.  Furthermore, as Quest advances further in the mine, it has been encountering thicker coal seams, which has resulted in improved rates of recovery in its mining operations.

Production costs.  Production costs were $655,566 for the three months ended September 30, 2009 as compared to $582,639 for the three months ended September 30, 2008.  Our increase in production costs is due to our increased level of mining operations in the three months ended September 30, 2009 versus the comparable period in 2008.  Furthermore, Quest and its contract miner, White Star Mining, have modified their arrangement from a stated dollar-per-ton mined basis to a “cost-plus” basis.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $574,981 for the three months ended September 30, 2009, from $1,500,787 for the three months ended September 30, 2008.   The decrease in selling, general, and administrative expenses results primarily from the elimination of compensation expense from the issuance of stock options as well as significantly reduced consulting expense.

Depreciation and amortization.  Depreciation and amortization expense decreased to $40,862, or approximately 66%, for the three months ended September 30, 2009, from $120,411 for the three months ended September 30, 2008.  In 2008, Quest wrote off approximately $213,000 in equipment, resulting in significantly lower depreciation in the third quarter of 2009 as compared to the prior period.  This decrease was offset by amortization of mine development expenditures that occurred in 2008.

Operating loss.  Quest incurred an operating loss of $923,075 for the three months ended September 30, 2009, compared to an operating loss of $1,980,532 for the three months ended September 30, 2008.   It had lower operating losses in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 primarily from the decrease in selling, general and administrative expenses and lower depreciation.

Loan settlement and extinguishment cost.  Quest recorded a loss of $1,200,305 on loan settlement and extinguishment costs in the three months ended September 30, 2009 as compared to a loss of 78,635 on loan settlement and extinguishment costs in the comparable period in 2008.  This loss primarily results from negotiated resolution of outstanding contested matter with Quest’s largest creditor.

Interest.  Interest expense increased to $233,189 for the three months ended September 30, 2009, from $196,793 for the three months ended September 30, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from increased borrowings as well an increase in beneficial conversion expense in the third quarter of 2009 from the prior period.

Comparison of the nine months ended September 30, 2009 and 2008

Net sales.  Revenues for Quest were $678,648 for the nine months ended September 30, 2009, as compared to $282,392 for the nine months ended September 30, 2008.  In January 2008, we retained White Star Mining to conduct all mining operations at Pond Creek.  As a result of this change in mine operators, we had to cease mining operations to obtain new permitting and to conduct further rehabilitation of the mine.  White Star retained all necessary permits to begin mining operations in February 2008, and we resumed mining operations in July 2008.  We have continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   We generated revenues of $282,392 in the nine months ended September 30, 2008 as a result of coal produced in connection with remediation of the mine prior to opening in July 2008.

We continued to generate mining in the first quarter of 2009, similar to other periods since reopening of the mine in July 2008.   However, due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly thereby reducing demand for our coal.  In order to conserve costs, we temporarily suspended operations in the second quarter of 2009.

Quest procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, it received new coal orders from another coal distribution company and we re-started coal production in July 2009.  In July and August 2009, Quest encountered temporary delays and stoppages that are normally associated with resuming dormant mine operations.  In September, Quest was able to operate without any significant delays or stoppages, which allowed it to increase coal production.  As a result, Quest was able to generate revenues of $348,334 in the third quarter.  For the nine months ended September 30, 2009, coal revenues were $678,648.  Quest has continued to operate without any significant delays or stoppages since the end of the third quarter through the date of this report.  Furthermore, as Quest advances further in the mine, it has been encountering thicker coal seams, which has resulted in improved rates of recovery in its mining operations.

Production costs.  Production costs were $1,344,334 for the nine months ended September 30, 2009 as compared to $624,229 for the nine months ended September 30, 2008.  Our increase in production costs is due to our increased level of mining operations in the nine months ended September 30, 2009 versus the comparable period in 2008.  Furthermore, Quest and its contract miner, White Star Mining, have modified their arrangement from a stated dollar-per-ton mined basis to a “cost-plus” basis.  As Quest’s operations were dormant for significantly longer stretches during the nine months ended September 30, 2008 than during the comparable period in 2009, the costs of labor and supplies were commensurably higher.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $1,295,002 for the nine months ended September 30, 2009, from $2,225,520 for the nine months ended September 30, 2008.   The decrease in selling, general, and administrative expenses results primarily from the elimination of compensation expense from the issuance of stock options as well as significantly reduced consulting expense.

Depreciation and amortization.  Depreciation expense decreased to $118,802, or approximately 31.2%, for the nine months ended September 30, 2009, from $172,636 for the nine months ended September 30, 2008.  In 2008, Quest wrote off approximately $213,000 in equipment, resulting in significantly lower depreciation in the first nine months of 2009 as compared to the prior period.  This decrease was offset by amortization of mine development expenditures that occurred in 2008.

Operating loss.  Quest incurred an operating loss of $2,079,490 for the nine months ended September 30, 2009, compared to an operating loss of $2,739,993 for the nine months ended September 30, 2008.   It had lower operating losses in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily from the decrease in selling, general and administrative expenses and lower depreciation, partially offset by the increase in production costs associated with mining operations.

Loan settlement and extinguishment cost.  Quest recorded a loss of $1,201,226 on loan settlement and extinguishment costs in the nine months ended September 30, 2009 as compared to a gain of $49,743 on loan and settlement and extinguishment costs in the comparable period in 2008.  This loss primarily results from negotiated resolution of outstanding contested matter with Quest’s largest creditor.

Interest.  Interest expense increased to $526,738 for the nine months ended September 30, 2009, from $459,318 for the nine months ended September 30, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from increased borrowings as well an increase in beneficial conversion expense in the first three quarters of 2009 from the prior period.

Liquidity and Capital Resources

Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, and through issuance of debt and equity securities.  Its working capital deficit at September 30, 2009 was $8,435,349.  It had cash of $251 as of September 30, 2009.  In addition, Gwenco, as debtor in possession, had $32,046 in restricted cash and $122,103 in restricted accounts receivable as of September 30, 2009, which amounts are excluded from the working capital deficit.

Quest used $906,421 of net cash in operating activities for the nine months ended September 30, 2009, compared to using $1,118,699 in the nine months ended September 30, 2008.  Cash used in operating activities for the nine months ended September 30, 2009 was mainly due to Quest’s net loss of $3,807,454.  This was offset by non-cash expenses of $118,802 in depreciation and amortization, $571,348 of stock issued for services, a loss on debt extinguishment of $1,201,226, amortization of deferred issuance costs of $226, $142,022 of amortized discount on convertible notes, $12,316 of amortized royalty costs, an increase of accounts payable and accrued expenses of $441,123 and an increase in debt transfer and credits from accrued expenses of $543,678.  These amounts were offset by an increase of $120,873 in accounts receivable and an increase of $8,835 in prepaid expenses.

Net cash flows used in investing activities was $37,567 for the nine months ended September 30, 2009, as compared to $172,066 of net cash flows used in investing activities for the comparable period in 2008.  The net cash flows used in investing activities in 2009 resulted from $12,000 in equipment purchases and $5,916 in security deposits, which was offset by an increase of $19,651 in restricted cash.

Net cash flows provided by financing activities were $930,800 for the nine months ended September 30, 2009, compared to net cash flows provided by financing activities of $1,317,532 for the nine months ended September 30, 2008.  This increase in net cash provided by financing activities is due to Quest’s borrowings, including borrowings under its debtor-in-possession credit facility, of $1,097,869, offset by repayment of $167,069 of debt.

Financings and Debt Restructurings

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

Upon Gwenco’s recommencement of mining operations in the third quarter of 2009, the debtor-in-possession lender required Gwenco to assign all of its accounts receivable to the lender and have all payments on the receivables paid into an escrow account.  The lender has been making advances under the facility to Gwenco against the accounts receivable, and the advances are being repaid as payments are made to the escrow account.  In connection therewith, the Company issued a convertible promissory note to a third party investor for facilitation of the escrow arrangement.  The note is due September 16, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  The Plan became effective on October 12, 2009.  Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  Gwenco intends to pay off the Total Facility with borrowings from the exit facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

A third-party lender advances operational funding to Quest. Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.  On June 26, 2009, Quest entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of six percent (6%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  As of September 30, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $136,497, and Quest continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On August 14, 2008, Quest issued an 8% $400,000 convertible promissory note to a single accredited investor. The note is due on July 23, 2010 and is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds will be used for working capital and general corporate purposes. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of Quest.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date in connection with the Company’s common stock being removed from quotation from the OTC Bulletin Board.

On August 28, 2009, Quest borrowed $12,500, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of twelve percent (12%).

On October 23, 2009, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note.  The note is due October 23, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

Capital Requirements

As stated in the report of Quest’s independent accountants for the fiscal year ended December 31, 2008, Quest has incurred operating losses since inception and requires additional capital to continue operations, and these conditions raise substantial doubt about its ability to continue as a going concern.  Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed. Quest has also obtained debtor-in-possession financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco, Inc.  Under Gwenco’s Plan of Reorganization, this debtor-in-possession facility is to be replaced with an exit facility on the terms described above.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Potential SEC Action.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  We contend that we have not committed any wrongdoing or the violations referred to in the Notice.  We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us.  As of the date of this report, the Commission has not commenced any enforcement action against us.  If any enforcement proceeding is instituted by the Commission, we will defend the action.  We cannot predict the outcome or timing of this matter.

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

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,091,121; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,415,661; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $202,954.

The Class 1 Claim will be satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

The Class 2 Claims were due and payable as of the effective date of the Plan.

The Class 3 Claims will be satisfied by cash payments equal to the value of their claim on the earlier of (i) the 60th month after the effective date of the Plan or (ii) the date on which, in Gwenco’s sole discretion, proceeds from the exit facility are sufficient to satisfy the claims.  Further, Class 3 Claimholders shall receive their pro-rata share of royalty payments to reduce their claims beginning in the month following the Effective Date.  Notwithstanding the foregoing, certain creditors in this Class negotiated settlements as more specifically set forth in the Plan.

The Class 4 Claims will be paid after holders of all allowed claims in other classes have been paid in full.  The Class 5 Claims were deemed unimpaired.

Gwenco, as a reorganized debtor, will operate its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder shall be prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

In or about May 2004, National City Bank of Kentucky commenced an action in Boyd County Court, Kentucky against Quest’s indirect wholly owned subsidiary, Gwenco, Inc., and Albert Anderson for breach of various promissory notes issued by Gwenco.  Duke Energy Merchants and First Sentry Bank were joined in the action.  National City Bank and Duke Energy obtained judgment in that action in the amounts of approximately $340,000 and $670,000, respectively, and have obtained judgment liens based thereon.

On July 19, 2006, National City Bank of Kentucky sold its right, title, and interest in and to various judgments, judgment liens, security interests, and lines of credit, all of which are based on the Gwenco notes issued to National City Bank of Kentucky, to a third party investor.  The judgment has since been satisfied.

On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests to a third party investor.  This claim is classified as a Class 1 Claim in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.

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

Christopher Younger and Sharon Preece commenced an action in the Circuit Court of Pike County against Quest’s indirect, wholly-owned subsidiary, Gwenco, Inc., for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  The plaintiffs have obtained a default judgment in this action in the amount of $687,391.  Foreclosure on the judgment was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.   In 2007, Gwenco settled the claim of Sharon Preece for $150,000.  The settlement was approved by the bankruptcy court.

In the second quarter of 2009, Gwenco commenced an adversary proceeding against Christopher Younger and Gwen Slater (the third former owner of Gwenco) relating to their claims against Gwenco.  One of the claims is based upon the unsettled portion of the $687,391 default judgment described herein, and both claims are derived from accrued royalties owed to them under a 1990 stock purchase agreement.  In the adversary proceeding, Gwenco contended that the amounts of the claims that should be allowed are substantially lower than the claims presented by the former owners.  In addition, Gwenco contends that the default judgment was obtained without proper service of process and is void.

Gwenco has entered into settlement agreements with each of Gwen Slater and Christopher Younger, pursuant to which the parties agreed that Ms. Slater would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, and that Mr. Younger would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, each of which is to be paid along with the other allowed unsecured claims under Gwenco’s Chapter 11 plan of reorganization.  Each of Ms. Slater and Mr. Younger has the right to convert up to $40,000 of their claim into Quest’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of Quest’s common stock.  On July 21, 2009, the Court approved the settlement agreements.

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

ITEM 2 – CHANGES IN SECURITIES

(a)

(1)           During the quarter ended September 30, 2009, Quest issued an aggregate of 37,014,294 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $234,155.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(2)           On July 11, 2009, Quest and Gwenco entered into a settlement and release agreement with Quest’s largest lender to resolve various disputes that had arisen between Quest and the lender.  Pursuant to the settlement agreement, the lender waived certain defaults under various debt obligations.  In exchange for this consideration, Quest issued the lender a new convertible promissory note in the aggregate principal amount of $1,000,000.  The note is due July 11, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(3)           On July 13, 2009, Quest issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of Quest.  The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(5)           On August 28, 2009, Quest borrowed $12,500, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of twelve percent (12%).  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(6)           On September 16, 2009, Quest issued a convertible promissory note to a third party investor for facilitation of Gwenco’s Debtor-In-Possession financing.  The note is due September 16, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of Quest’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(b)           None.

(c)           None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)           Please see our disclosure under Item 2—(a)(2) above which is incorporated herein by reference.

(b)           None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please see our Definitive Information Statement on Schedule 14C filed with the SEC on September 22, 2009, which is incorporated herein by reference.

 ITEM 5 – OTHER INFORMATION

(1)           Quest’s previously issued financial statements have been restated as a result of an internal review of its previously issued financial statements, which review was prompted by Quest’s receipt of a Wells Notice from the United States Securities and Exchange Commission.  After review of the inquiry and investigation and further analysis, Quest determined that it had made errors in the application of generally accepted accounting principles relating to its accounting treatment in connection with convertible debt and warrant financing transactions.  These errors include the following:

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

The restatements also affected the quarterly results of operations for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.  The nature of the errors and the restatement adjustments that Quest has made to its consolidated financial statements for the three and nine months ended September 30, 2008 are set forth in Note 18 of its consolidated financial statements as of September 30, 2009 and the three and nine months then ended, which are contained in this report.

Accordingly, the Board of Directors has determined that Quest’s previously issued consolidated financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, and applicable reports of its independent registered public accounting firm, and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008, should no longer be relied upon.

Quest has filed with the SEC an Amendment No. 1 to its Annual Report on Form 10-K, an Amendment No. 1 to its Quarterly Report on Form 10-Q and its Quarterly Report on Form 10-Q, which contain restated financial statements for the above-referenced periods. The Board of Directors and management of Quest have discussed the matters disclosed herein with Quest’s independent registered public accounting firm.

(2)           On November 23, 2009, Quest amended its articles of incorporation to reduce the par value of our common stock from $0.001 per share to $0.0001 per share.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

3.1	Amendment to Articles of Incorporation	Incorporated by reference to our Information Statement on Schedule 14C filed on September 22, 2009
4.1	Settlement Note	Filed herewith.
4.2	Consulting Bonus Note	Filed herewith.
4.3	Amendment to Convertible Note	Filed herewith.
4.4	Fee Escrow Note	Filed herewith.
4.5	Demand Note	Filed herewith.
10.1	Settlement Agreement	Filed herewith.
10.2	Bonus Agreement	Filed herewith.
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST MINERALS & MINING CORP.

November 23, 2009	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)