Form 10-K
period 2009-12-31
Quest Minerals & Mining Corp
filed 2010-04-15
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value
___________________
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

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates:  $804,331.

As of April 6, 2010, 1,280,130,661 shares of our common stock were issued and outstanding.

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

Fiscal 2009 and First Quarter 2010 Developments

Coal Production.  Due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly, thereby reducing demand for Quest’s coal.  In order to conserve costs, Quest temporarily suspended operations in the second quarter of 2009.  Quest procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, it received new coal orders from another coal distribution company and we re-started coal production in July 2009.  In July and August 2009, Quest encountered temporary delays and stoppages that are normally associated with resuming dormant mine operations.  In September, Quest was able to operate without any significant delays or stoppages, which allowed it to increase coal production.  As a result, from September 2009 through the end of the year, Quest generated approximately $1.17 million of its $1.61 million 2009 annual revenues.  Furthermore, as Quest has advanced further in the mine, it has been encountering thicker coal seams, which resulted in improved rates of recovery.

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the Plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,093,771; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,417,786; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $199,213.

The Class 1 Claim was satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  The company and Interstellar formally closed this transaction on March 8, 2010.

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

Gwenco, as a reorganized debtor, operates its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  On March 8, 2010, Gwenco and Interstellar formally closed this transaction by, among other things, entering into a Loan and Security Agreement and related transaction documents.  The obligations under the exit facility are secured and guaranteed by the Company and Quest (Nevada).

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

This description of the Plan does not purport to be complete and is qualified in its entirety by reference to such Plan, a copy of which was filed as an exhibit to Quest’s Current Report on Form 8-K dated October 2, 2009.

West Virginia Explosion.  On April 5, 2010, an explosion occurred at the Upper Big Branch mine in Montcoal, West Virginia, operated by Performance Coal Company, a subsidiary of Massey Energy.  According to news reports, the explosion resulted in 25 fatalities as of the date of this report.  Quest is deeply saddened by the loss of these members of the industry.  Following an event of this nature there is always a period of uncertainty.  Quest is unable to ascertain or estimate at this time what effect the explosion will have on its current or future operations, or whether its operations will become subject to additional regulation.

Industry Overview

Coal accounted for 24% of the energy consumed (excluding certain alternative fuels including wind, geothermal and solar power generators) by the United States and 29% of energy consumed globally in 2007, according to the BP Statistical Review of World Energy (“BP”).  In 2007, coal was the fuel source of 49% of the electricity generated nationwide, as reported by the Energy Information Administration (“EIA”), a statistical agency of the United States Department of Energy.

According to BP, in 2007, the United States was the second largest coal producer in the world, exceeded only by China. Other leading coal producers include Australia, India, South Africa, the Russian Federation and Indonesia. According to BP, the United States has the largest coal reserves in the world, with proved reserves totaling 243 billion tons. The Russian Federation ranks second in proved coal reserves with 157 billion tons, followed by China with 115 billion tons, according to BP.

United States coal reserves are more plentiful than oil or natural gas with 234 years of supply at current production rates.  Proved United States reserves of oil amount to 12 years of supply at current production rates and proved United States reserves of natural gas amount to 11 years of supply at current levels of consumption, as reported by BP.

United States coal production has more than doubled over the last 40 years.  In 2008, total United States coal production, as estimated by the EIA, was 1.2 billion tons.

Coal is used in the United States by utilities to generate electricity, by steel companies to make steel products, and by a variety of industrial users to produce heat and to power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities.  Significant quantities of coal are also exported from both East and Gulf Coast terminals.  The breakdown of United States coal consumption for the first ten months of 2008 as estimated by the EIA, is as follows:

End Use	% of Total
Electric Power	93%
Other Industrial	5%
Coke	2%
Residential and Commercial	<1%

Total	100%

Coal has long been favored as an electricity generating fuel because of its basic economic advantage.  The largest cost component in electricity generation is fuel.  This fuel cost is typically lower for coal than competing fuels such as oil and natural gas on a Btu-comparable basis.  The EIA estimates the average cost of various fossil fuels for generating electricity in the first 11 months of 2008 was as follows:

Electricity Generation Source	Average Cost per million BTU
Petroleum Liquids	$16.56
Natural Gas	$9.34
Coal	$2.06
Petroleum Coke	$1.85

There are factors other than fuel cost that influence each utility’s choice of electricity generation mode, including facility construction cost, access to fuel transportation infrastructure, environmental restrictions, and other factors.  The breakdown of United States electricity generation by fuel source in 2007, as estimated by EIA, is as follows:

Electricity Generation Source	% of Total Electricity Generation
Coal	49%
Natural Gas	21%
Nuclear	19%
Hydroelectric	6%
Oil and other (solar, wind, etc.)	5%

Total	100%

Demand for electricity has historically been driven by United States economic growth but it can fluctuate from year to year depending on weather patterns.  In 2008, electricity consumption in the United States decreased 0.4% from 2007, but the average growth rate in the past decade was approximately 1.3% per year according to EIA estimates.  Because coal-fired generation is used in most cases to meet base load requirements, coal consumption has generally grown at the pace of electricity demand growth.

According to the World Coal Institute (“WCI”), in 2007 the United States ranked seventh among worldwide exporters of coal.  Australia was the largest exporter, with other major exporters including Indonesia, the Russian Federation, Columbia, South Africa and China.  According to EVA, United States exports increased by 37% from 2007 to 2008.  The usage breakdown for 2008 United States coal exports of 80 million tons was 47% for electricity generation and 53% for steel production.  In 2008, United States coal exports were shipped to more than 30 countries.  The largest purchaser of United States exported utility coal in 2008 continued to be Canada, which took 19.1 million tons or 50% of total utility coal exports.  This was up 31% compared to the 14.6 million tons exported to Canada in 2007.  Overall steam coal exports increased 43% in 2008 compared to 2007.  The largest purchasers of United States exported metallurgical coal were Brazil, which imported approximately 5.9 million tons, or 14%, and Canada, which imported 3.7 million tons, or 9%.  In total, metallurgical coal exports increased 31% in 2008 compared to 2007.

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

Since 2003, the global marketplace for coal has experienced swings in the demand/supply balance.  In periods of supply shortfall, as occurred from 2003 to early 2006 and again in late 2007 through late 2008, the prices for coal reached record highs in the United States.  The increased worldwide demand was primarily driven by higher prices for oil and natural gas and economic expansion, particularly in China, India, and elsewhere in Asia.  At the same time, infrastructure and regulatory limitations in China contributed to a tightening of worldwide coal supply, affecting global prices of coal.  The growth in China and India caused an increase in worldwide demand for raw materials and a disruption of expected coal exports from China to Japan, Korea and other countries.  Since mid-2008, the United States and world economies have been in an economic recession and financial credit crisis, significantly reducing the demand for coal.

Metallurgical grade coal is distinguished by special quality characteristics that include high carbon content, volatile matter, low expansion pressure, low sulfur content, and various other chemical attributes.  High vol met coal is also high in heat content (as measured in Btus), and therefore is desirable to utilities as fuel for electricity generation.  Consequently, high vol met coal producers have the ongoing opportunity to select the market that provides maximum revenue and profitability.  The premium price offered by steel makers for the metallurgical quality attributes is typically higher than the price offered by utility coal buyers that value only the heat content.  The primary concentration of United States metallurgical coal reserves is located in the Central Appalachian region.  EVA estimates that the Central Appalachian region supplied 89% of domestic metallurgical coal and 76% of United States exported metallurgical coal during 2007.

For utility coal buyers, the primary goal is to maximize heat content, with other specifications like ash content, sulfur content, and size varying considerably among different customers.  Low sulfur coals, such as those produced in the western United States and in Central Appalachia, generally demand a higher price due to restrictions on sulfur emissions imposed by the Federal Clean Air Act, as amended, and implementing regulations (“Clean Air Act”) and the volatility in sulfur dioxide (“SO2”) allowance prices that occurred in recent years when the demand for all specifications of coal increased.  SO2 allowances permit utilities to emit a higher level of SO2 than otherwise required under the Clean Air Act regulations.  The demand and premium price for low sulfur coal is expected to diminish as more utilities install scrubbers at their coal-fired plants.

Coal shipped for North American consumption is typically sold at the mine loading facility with transportation costs being borne by the purchaser.  Offshore export shipments are normally sold at the ship-loading terminal, with the purchaser paying the ocean freight.  According to the National Mining Association (“NMA”), approximately two-thirds of United States coal shipments in recent years were transported via railroads.  Final delivery to consumers often involves more than one transportation mode.  A significant portion of United States production is delivered to customers via barges on the inland waterway system and ships loaded at Great Lakes ports.

Gwenco Mines

Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with a projected 12,999,000 tons of coal in place in six seams with possible additional reserves on adjacent leases.  The primary reserves are in the Pond Creek, Lower Cedar Grove, and Taylor seams. Both the Pond Creek and Lower Cedars Grove seams are permitted and bonded and have been mined to a limited extent.  The coal in the Pond Creek seam is low-sulfur, compliance coal, running at an average of 12,000 to 12,500 BTUs when mined clean.  The coal in the Lower Cedar Grove seam has a shale parting and must be washed to be commercial.  When cleaned it is a high BTU coal with certain metallurgical coal qualities.

Mining Techniques

There are several basis techniques for mining drift or adit mines.  Quest has used, and intends to use, a continuous miner on the Pond Creek seam at its Gwenco facility.  Quest has used, and intends to use, a Joy 14-9 continuous miner at the Gwenco mines.  In this technique, the miner has a cutting head that tears the coal from it natural deposit and transfers the coal to a gather head and then to shuttle cars that can carry from 3 to 10 tons depending on the size.  This method can create higher volume mining than the conventional method, but may mine the coal with a higher content of ash.

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

Customers

Quest currently has two primary customers, which routinely purchase all the coal Quest can produce at spot market rates.  To the extent that Quest is able to produce coal beyond the demands of these two customers, it intends to sell its remaining coal to other purchasers or on the spot market to coal brokers.  Quest may seek to enter into long-term contracts (exceeding one year in duration) with customers if economic circumstances indicate that such arrangements would maximize profitability.  These arrangements would allow customers to secure a supply for their future needs and provide Quest with greater predictability of sales volume and sales prices.

Competition

The coal industry in the United States is highly competitive.  Quest competes with many large producers and other small coal producers.  Quest also competes with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply.  Many of Quest’s competitors are more viable, are better capitalized, and have greater financial resources than Quest.  Continued demand for coal is also dependent on factors outside of Quest’s control, including demand for electricity, environmental and governmental regulations, weather, technological developments, and the availability and cost of alternative fuel sources.

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

Environmental, Safety and Health Laws and Regulations

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permitting and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, water appropriation, and legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, and storage of petroleum products and substances that are regarded as hazardous under applicable laws.  The possibility exists that new legislation or regulations may be adopted that could have a significant impact on our mining operations or on our customers’ ability to use coal.

Numerous governmental permits and approvals are required for mining operations.  Regulations provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations.  Thus, past or ongoing violations of federal and state mining laws by individuals or companies no longer affiliated with us could provide a basis to revoke existing permits and to deny the issuance of addition permits.  We are required to prepare and present to federal, state, or local authorities data and/or analysis pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment, public and employee health and safety.  All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations.  Accordingly, the permits we need for our mining and gas operations may not be issued, or, if issued, may not be issued in a timely fashion.  Permits we need may involve requirements that may be changed or interpreted in a manner that restricts our ability to conduct our mining operations or to do so profitably.  Future legislation and administrative regulations may increasingly emphasize the protection of the environment, health and safety and, as a consequence, our activities may be more closely regulated.  Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs, delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant.  We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary.  Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.  We endeavor to conduct our mining operations in compliance with all applicable federal, state, and local laws and regulations.  However, even with our substantial efforts to comply with extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time.

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

The MINER Act and related Mine Safety and Health Administration (“MSHA”) regulatory action require, among other things, improved emergency response capability, increased availability of emergency breathable air, enhanced communication and tracking systems, more available mine rescue teams, increased mine seal strength and monitoring of sealed areas in underground mines, as well as larger penalties by MSHA for noncompliance by mine operators.  Coal producing states, including West Virginia and Kentucky, passed similar legislation.  The bituminous coal mining industry was actively engaged throughout 2008 and 2009 in activities to achieve compliance with these new requirements.  These compliance efforts will continue into 2010.

In 2008, MSHA published final rules implementing Section 4 of the MINER Act that addressed mine rescue, sealing of abandoned areas, refuge alternatives, fire prevention and detection, use of air from the belt entry and civil penalty assessments.  MSHA also provided guidance on wireless communication and electronic tracking systems and new requirements for the plugging of coal bed methane wells with horizontal branches in coal seams.  Two additional regulations were also published related to measures to achieve alcohol and drug free mines and the use of coal mine dust personal monitors.  In February 2009, the United States Court of Appeals for the District of Columbia Circuit held that the 2008 rules were not sufficient to satisfy the requirements of the Miner Act in certain respects, and remanded those portions of the rules to MSHA for reconsideration.  New rules issued by the MSHA will likely contain more stringent provisions regarding training of rescue teams.

Kentucky, the state in which we operate, has state programs for mine safety and health regulation and enforcement.  Collectively, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of industry in the United States.  While regulation has a significant effect on our operating costs, our United States competitors are subject to the same regulation.

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

Coal Industry Retiree Health Benefit Act of 1992 and Tax Relief and Retiree Health Care Act of 2006.  The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) provides for the funding of health benefits for certain UMWA retirees.  The Coal Act established the Combined Benefit Fund (“CBF”) into which “signatory operators” and “related persons” are obligated to pay annual premiums for covered beneficiaries.  The Coal Act also created a second benefit fund, the 1992 Benefit Plan, for miners who retired between July 21, 1992 and September 30, 1994 and whose former employers are no longer in business.  On December 20, 2006, President Bush signed the Tax Relief and Retiree Health Care Act of 2006.  This legislation includes important changes to the Coal Act that impacts all companies required to contribute to the CBF.  Effective October 1, 2007, the SSA revoked all beneficiary assignments made to companies that did not sign a 1988 UMWA contract (“reachback companies”), but phased-in their premium relief.  Effective October 1, 2007, reachback companies will pay only 55% of their plan year 2008 assessed premiums, 40% of their plan year 2009 assessed premiums, and 15% of their plan year 2010 assessed premiums.  General United States Treasury money will be transferred to the CBF to make up the difference.  After 2010, reachback companies will have no further obligations to the CBF, and transfers from the United States Treasury will cover all of the health care costs for retirees and dependents previously assigned to reachback companies.

Environmental Laws

Surface Mining Control and Reclamation Act.  The Surface Mining Control and Reclamation Act, (“SMCRA”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), establishes mining, environmental protection, and reclamation standards for all aspects of surface mining as well as many aspects of deep mining.  The SMCRA and similar state statutes require, among other things, the restoration of mined property in accordance with specified standards and an approved reclamation plan.  In addition, the Abandoned Mine Land Fund, which is part of the SMCRA, imposes a fee on all current mining operations, the proceeds of which are used to restore mines closed before 1977.  The maximum tax is $0.315 per ton on surface-mined coal and $0.135 per ton on deep-mined coal.  A mine operator must submit a bond or otherwise secure the performance of its reclamation obligations.  Mine operators must receive permits and permit renewals for surface mining operations from the OSM or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority.  We accrue for reclamation and mine-closing liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 410-20, “Asset Retirement and Environmental Obligations” (“ASC 410-20”).

Clean Water Act.  Section 301 of the Clean Water Act prohibits the discharge of a pollutant from a point source into navigable waters of the United States except in accordance with a permit issued under either Section 402 or Section 404 of the Clean Water Act.  Navigable waters are broadly defined to include streams, even those that are not navigable in fact, and may include wetlands.  All mining operations in Appalachia generate excess material, which are typically placed in fills in adjacent valleys and hollows.  Likewise, coal refuse disposal areas and coal processing slurry impoundments are located in valleys and hollows.  These areas frequently contain intermittent or perennial streams, which are considered navigable waters under the Clean Water Act.  An operator must secure a Clean Water Act permit before filling such streams.  For approximately the past twenty-five years, operators have secured Section 404 fill permits that authorize the filling of navigable waters with material from various forms of coal mining.  Operators have also obtained permits under Section 404 for the construction of slurry impoundments.  Discharges from these structures require permits under Section 402 of the Clean Water Act. Section 402 discharge permits are generally not suitable for authorizing the construction of fills in navigable waters.

Clean Air Act.  Coal contains impurities, including sulfur, mercury, chlorine, nitrogen oxide and other elements or compounds, many of which are released into the air when coal is burned.  The Clean Air Act and corresponding state laws extensively regulate emissions into the air of particulate matter and other substances, including sulfur dioxide, nitrogen oxide and mercury.  Although these regulations apply directly to impose certain requirements for the permitting and operation of our mining facilities, by far their greatest impact on us and the coal industry generally is the effect of emission limitations on utilities and other customers.  Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources to comply with these air pollution standards.  The United States Environmental Protection Agency (“EPA”) has imposed or attempted to impose tighter emission restrictions in a number of areas, some of which are currently subject to litigation.  The general effect of such tighter restrictions could be to reduce demand for coal.  This in turn may result in decreased production and a corresponding decrease in revenue and profits.

National Ambient Air Quality Standards.  Ozone is produced by a combination of two precursor pollutants: volatile organic compounds and nitrogen oxide, a by-product of coal combustion.  Particulate matter is emitted by sources burning coal as fuel, including coal fired power plants.  States are required to submit to EPA revisions to their State Implementation Plans (“SIPs”) that demonstrate the manner in which the states will attain National Ambient Air Quality Standards (“NAAQS”) every time a NAAQS is revised by EPA.  In 2006, EPA adopted a new NAAQS for fine particulate matter, which a number of states and environmental advocacy groups challenged as not sufficiently stringent to satisfy Clean Air Act requirements.  In February 2009, the United States Court of Appeals for the District of Columbia Circuit agreed that EPA had inadequately explained its decision regarding several aspects of the NAAQS and remanded those to EPA for reconsideration, a process that could lead to more stringent NAAQS for fine particulate matter.  EPA also adopted a more stringent ozone NAAQS on March 27, 2008.  Revised SIPs for both ozone and fine particulates could require electric power generators to further reduce particulate, nitrogen oxide, and sulfur dioxide emissions.  In addition to the SIP process, the Clean Air Act permits states to assert claims against sources in other “upwind” states alleging that emission sources including coal fired power plants in the upwind states are preventing the “downwind” states from attaining a NAAQS.  The new NAAQS for ozone and fine particulates, as well as claims by affected states, could result in additional controls being required of coal fired power plants and we are unable to predict the effect on markets for our coal.

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

Regional Haze Program.  EPA promulgated a regional haze program designed to protect and to improve visibility at and around so-called Class I Areas, which are generally National Parks, National Wilderness Areas and International Parks.  This program may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around the Class I Areas.  Moreover, the program requires certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxide and particulate matter.  States were required to submit Regional Haze SIPs to EPA by December 17, 2007.  Many states did not meet the December 17, 2007, deadline and we are unable to predict the impact on the coal market of the failure to submit Regional Haze SIPs by the deadline or of any subsequent submissions deadlines.

New Source Review Program.  Under the Clean Air Act, new and modified sources of air pollution must meet certain new source standards (“New Source Review Program”).  In the late 1990s, EPA filed lawsuits against many coal-fired plants in the eastern United States alleging that the owners performed non-routine maintenance, causing increased emissions that should have triggered the application of these new source standards.  Some of these lawsuits have been settled, with the owners agreeing to install additional pollution control devices in their coal-fired plants.  The remaining litigation and the uncertainty around the New Source Review Program rules could adversely impact utilities’ demand for coal in general or coal with certain specifications, including the coal we produce.

Multi-Pollutant Strategies.  In March 2005, EPA issued two closely related rules designed to significantly reduce levels of sulfur dioxide, nitrogen oxide and mercury: the Clean Air Interstate Rule (“CAIR”) and the Clean Air Mercury Rule (“CAMR”).  CAIR sets a “cap-and-trade” program in 28 states and the District of Columbia to establish emissions limits for sulfur dioxide and nitrogen oxide, by allowing utilities to buy and sell credits to assist in achieving compliance with the NAAQS for 8-hour ozone and fine particulates.  CAMR as promulgated will cut mercury emissions nearly 70% by 2018 through a “cap-and-trade” program.  Both rules were challenged in numerous lawsuits and the United States Court of Appeals for the District of Columbia Circuit vacated CAMR and remanded it to EPA for reconsideration on February 8, 2008.  In February 2009, EPA announced its intention to develop a technology-based standard under Section 112 of the Clean Air Act to address mercury emissions rather than pursue the “cap-and-trade” approach of CAMR.  The same court vacated the CAIR on July 11, 2008, but subsequently revised its remedy to a remand to EPA for reconsideration on December 23, 2008.  EPA is preparing its response to the remand, but the court did not impose a response date.  Regardless of the outcome of litigation on either rule, stricter controls on emissions of SO2, NOX and mercury are likely in some form.  Any such controls may have an impact on the demand for our coal.

Global Climate Change

The United States has not implemented the 1992 Framework Convention on Global Climate Change (“Kyoto Protocol”), which became effective for many countries on February 16, 2005.  The Kyoto Protocol was intended to limit or reduce emissions of greenhouse gases, such as carbon dioxide.  The United States has not ratified the emission targets of the Kyoto Protocol or any other greenhouse gas agreement among parties.

Nevertheless, global climate change continues to attract considerable public and scientific attention and a considerable amount of legislative attention in the United States is being paid to global climate change and the reduction of greenhouse gas emissions, particularly from coal combustion by power plants.  Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment.  Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity.  Although EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA.  In addition, the disposal, release, or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute.  Under EPA’s Toxic Release Inventory process, companies are required annually to report the use, manufacture, or processing of listed toxic materials that exceed defined thresholds, including chemicals used in equipment maintenance, reclamation, water treatment and ash received for mine placement from power generation customers.  Our current and former coal mining operations incur, and will continue to incur, expenditures associated with the investigation and remediation of facilities and environmental conditions under CERCLA.

Endangered Species Act

The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction.  Protection of endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building, and other mining or agricultural activities in areas containing the affected species.  Based on the species that have been identified on our properties to date and the current application of applicable laws and regulations, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans.

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

Coal Reserves

Quest estimates that, as of December 31, 2009, it has total reserves of approximately 11.2 million tons, of which approximately 8.5 million tons constitute proven/probable reserves.  “Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.  “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect.  “Proven (Measured) Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  “Probable reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Information about Quest’s reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by its contracted engineers, geologists, and finance associates.  Reserve estimates are updated as deemed necessary by management using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources.  Coal tonnages are categorized according to coal quality, seam thickness, mineability, and location relative to existing mines and infrastructure.  In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart.  Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart.  Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal.  These criteria include seam height, roof and floor conditions, yield, and marketability.

As with most coal-producing companies in Central Appalachia, all of Quest’s coal reserves are controlled pursuant to leases from third party landowners.  These leases convey mining rights to the coal producer in exchange for a royalty payment to the lessor based on either a fixed amount per ton of coal mined or a percentage of gross sales price of coal mined.  The royalties for coal reserves to landowners from Quest’s producing properties was approximately $110,000 for the year ended December 31, 2009 and $90,000 for the year ended December 31, 2008.

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

Reverse Merger. Quest was incorporated on November 21, 1985 in the State of Utah under the name “Sabre, Inc.”  It subsequently changed its name to Tillman International, Inc., or Tillman.  On February 9, 2004, Quest Minerals (Nevada) completed a “reverse merger” with Tillman.  On April 8, 2004, Tillman changed its name to “Quest Minerals & Mining Corp.”

Gwenco Acquisition.  Effective April 28, 2004, Quest Minerals (Nevada) acquired 100% of the outstanding capital stock of Gwenco in exchange for 1,386,275 shares of Series B preferred stock of Quest Minerals (Nevada) and the assumption of up to $1,700,000 in debt.  Each share of Series B preferred stock carries a liquidation preference of $2.50 per share and is convertible into shares of Quest’s common stock.

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

We may become subject to an SEC enforcement action.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter.  The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a), and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  We contend that we have not committed any wrongdoing or the violations referred to in the Notice.  We cannot predict whether the Commission will follow the recommendations of the staff and file suit against us.  If any enforcement proceeding is instituted by the Commission, we will defend the action.  We cannot predict the outcome or timing of this matter.

Our wholly owned subsidiary, Gwenco, Inc., is emerging from bankruptcy protection; however, it is still possible that its assets may be liquidated in the future.   On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.  On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the Plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.

Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  The Court could make such a determination upon motion of any creditor, other party to the action, or on its own motion.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

Equipment breakdowns and a shortage of supplies have caused significant work stoppages.  Unless we receive significant additional working capital, it is likely that these breakdowns and shortages will continue.  During the past two fiscal years, Quest has been forced to suspend its mining operations for approximately two out of five days, on average, due to either breakdowns in equipment or a lack of necessary supplies.  Quest requires significant additional working capital to maintain, repair, or replace its equipment and to maintain adequate inventories of supplies in order to significantly reduce these work stoppages.  It is possible that Quest may not be able to obtain such additional working capital in the amounts necessary to reduce these work stoppages.  If Quest is unable to obtain such working capital, significant work stoppages are to likely to continue.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders. As of December 31, 2009, approximately 8,860,000,000 shares of our common stock were required for issuance upon exercise or conversion of the following securities (without regard to any limitations on conversion): (i) 8,800,000,000 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes (without regard to any limitations on conversion); (ii) 60,000,000 shares of common stock issuable upon conversion of our Series A Preferred (without regard to any limitations on conversion).  The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.  In addition, any decrease in our stock price will result in additional shares of common stock required for issuance upon exercise or conversion of the securities set forth above.  Furthermore, the conversion prices set in many of Quest’s convertible securities do not adjust in the event of a stock split or reverse stock split.

The issuance of shares upon conversion of our convertible securities may cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of our outstanding convertible notes or Series A Preferred Stock may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.  Although the selling stockholders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There only upper limit on the number of shares that may be issued is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares upon conversion of the convertible notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Furthermore, the conversion prices set in many of Quest’s convertible securities do not adjust in the event of a stock split or reverse stock split.

The issuance of shares of common stock to consultants may cause immediate and substantial dilution to our existing stockholders.  We have established, and my establish in the future additional, stock incentive plans under which we may issue various types of awards, including common stock awards.  We currently pay certain consultants and are likely to continue to pay consultants in the future with stock awards under these plans.  The issuance of stock awards to consultants will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

Quest may need to continue to finance its operations through additional borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern.  Quest had a working capital deficit as of December 31, 2009.  While Quest and Gwenco submitted financial projections to the Bankruptcy Court that forecast that Gwenco will generate positive cash flow, to date, Gwenco has unable to meet those projections and has not generated negative cash flow.  While management believes that it will be able to perform according to the projections, it cannot currently estimate when that may occur, if at all.  As such, Quest is unable to forecast whether it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2010 through cash flows generated from operations.  So long as Gwenco is not generating positive cash flow, Quest will need to continue to finance its operations through additional borrowings or other capital financings.  Quest’s collateral may not be sufficient to borrow additional amounts at such time.  Quest may also seek equity financing in the form of a private placement or a public offering.  Such additional financing may not be available to Quest, when and if needed, on acceptable terms or at all.  If Quest is unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

Quest has substantial indebtedness outstanding, and its operations are significantly leveraged.   In order to finance its operations, Quest has incurred substantial indebtedness.  Quest’s subsidiary, Gwenco, Inc., has already filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.  Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  Gwenco is not currently generating positive cash flows from operations, and as such, it relies on additional financing in order to supplement its current cash flows from operations in order service its debt and other obligations under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

Quest may be unable to continue as a going concern, in which case its securities will have little or no value.  Quest’s independent auditor has noted in its report concerning Quest’s financial statements as of December 31, 2009 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  As shown in the consolidated financial statements included in this report, Quest has incurred recurring losses from operations in 2009 and 2008, and has an accumulated deficit and a working capital deficit as of December 31, 2009.  These conditions raise substantial doubt as to Quest’s ability to continue as a going concern.  It is possible that Quest will not achieve operating profits in the future.

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

Quest is subject to being adversely affected by the potential inability to renew or obtain surety bonds.    Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral upon those renewals. We are also subject to increases in the amount of surety bonds required by federal and state laws as these laws change or the interpretation of these laws changes. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse impact on us, possibly by prohibiting us from developing properties that we desire to develop. That failure could result from a variety of factors including the following: (i) lack of availability, higher expense or unfavorable market terms of new bonds; (ii) restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our senior notes or revolving credit facilities; (iii) our inability to meet certain financial tests with respect to a portion of the post-mining reclamation bonds; and (iv) the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.

Defects in title or loss of any leasehold interests in Quest’s properties could limit its ability to mine its properties or result in significant unanticipated costs.  Substantially all of our mining operations occur on properties that we lease.  Title defects or the loss of leases could adversely affect our ability to mine the reserves covered by those leases.  Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist.  In order to obtain leases to conduct our mining operations on property where these defects exist, we may have to incur unanticipated costs.  In addition, we may not be able to successfully negotiate new leases for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate change, are resulting in increased regulation of coal combustion in many jurisdictions, and interest in further regulation, which could significantly affect demand for our products.  The Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. Such regulation may require significant emissions control expenditures for many coal-fired power plants. As a result, the generators may switch to other fuels that generate less of these emissions or install more effective pollution control equipment, possibly reducing future demand for coal and the construction of coal-fired power plants. The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change released in 2007, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. A considerable and increasing amount of attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. According to the EIA report, “Emissions of Greenhouse Gases in the United States 2007,” coal combustion accounts for 30% of man-made greenhouse gas emissions in the United States. Legislation was introduced in Congress in the past several years to reduce greenhouse gas emissions in the United States and, although no bills to reduce such emissions have yet passed either house of Congress, bills to reduce such emissions remain pending and others are likely to be introduced. President Obama campaigned in favor of a “cap-and-trade” program to require mandatory greenhouse gas emissions reductions and since his election has continued to express support for such legislation, contrary to the previous administration. The United States Supreme Court’s 2007 decision in Massachusetts v. Environmental Protection Agency ruled that EPA improperly declined to address carbon dioxide impacts on climate change in a rulemaking related to new motor vehicles. The reasoning of the court decision could affect other federal regulatory programs, including those that directly relate to coal use. In July 2008, EPA published an Advanced Notice of Proposed Rulemaking (ANPR) seeking comments regarding the regulation of greenhouse gas emissions; and, in February 2009, the newly appointed administrator of EPA granted a petition by environmental advocacy groups to reconsider an interpretive memorandum by her predecessor in December 2008 that concluded the Clean Air Act’s Prevention of Significant Deterioration program does not extend to carbon dioxide emissions, a decision that could lead to carbon dioxide emissions from coal-fired power plants being a consideration in permitting decisions. In addition, a growing number of states in the United States are taking steps to require greenhouse gas emissions reductions from coal-fired power plants. Enactment of laws and promulgation of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

As part of the United Nations Framework Convention on Climate Change, representatives from 187 nations met in Bali, Indonesia in December 2007 to discuss a program to limit greenhouse gas emissions after 2012. The United States participated in the conference. The convention adopted what is called the “Bali Action Plan.” The Bali Action Plan contains no binding commitments, but concludes that “deep cuts in global emissions will be required” and provides a timetable for two years of talks to shape the first formal addendum to the 1992 United Nations Framework Convention on Climate Change treaty since the Kyoto Protocol. The ultimate outcome of the Bali Action Plan, and any treaty or other arrangement ultimately adopted by the United States may have a material adverse impact on the global supply and demand for coal. This is particularly true if cost effective technology for the capture and sequestration of carbon dioxide is not sufficiently developed. Technologies that may significantly reduce emissions into the atmosphere of greenhouse gases from coal combustion, such as carbon capture and sequestration (which captures carbon dioxide at major sources such as power plants and subsequently stores it in nonatmospheric reservoirs such as depleted oil and gas reservoirs, unmineable coal seams, deep saline formations, or the deep ocean) have attracted and continue to attract the attention of policy makers, industry participants, and the public. For example, in July 2008 EPA proposed rules that would establish, for the first time, requirements specifically for wells used to inject carbon dioxide into geologic formations. Considerable uncertainty remains, not only regarding rules that may become applicable to carbon dioxide injection wells but also concerning liability for potential impacts of injection, such as groundwater contamination or seismic activity. In addition, technical, environmental, economic, or other factors may delay, limit, or preclude large-scale commercial deployment of such technologies, which could ultimately provide little or no significant reduction of greenhouse gas emissions from coal combustion.

Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts from coal combustion, both in the United States could have a material adverse effect on our cash flows, results of operations or financial condition.

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

Quest depends on continued demand from its customers.  Reduced demand from Quest’s largest customers could have an adverse impact on its ability to achieve its projected revenue.  It is possible that Quest’s customers will not continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing purchase terms.  If Quest enters into long-term contracts with future customers, when those contracts reach expiration, it is possible that that the customers will not extend or enter into new long-term contracts.

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

Union represented labor creates an increased risk of work stoppages and higher labor costs.  As of December 31, 2009, none of Quest’s workforce was represented by a union.  However, in the event that Quest is required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor.  Quest has experienced some union organizing campaigns at some of its open shop facilities within the past five years.  If some or all of Quest’s current open shop operations were to become union represented, Quest could be subject to additional risk of work stoppages and higher labor costs.  Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

Severe weather may affect Quest’s ability to mine and deliver coal. Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect Quest’s ability to produce, load, and transport coal, and can also result in power outages that create an inability to operate the mines.  Quest has suffered work stoppages as a result of severe weather conditions, particularly during winter months.

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

The government extensively regulates Quest’s mining operations, which imposes significant costs on Quest, and future regulations could increase those costs or limit Quest’s ability to produce coal.  Federal, state, and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability.  In addition, significant legislation mandating specified benefits for retired coal miners affects Quest’s industry.  Numerous governmental permits and approvals are required for mining operations.  Quest is required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.  The costs, liabilities, and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production.  The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect Quest’s mining operations, its cost structure, and/or its customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require Quest or its customers to change operations significantly or incur increased costs.  The majority of Quest’s coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.  Further, in light of the recent mine explosion in West Virginia, it is also possible that new legislation and/or regulations and orders may be adopted relating to miners’ health and safety that may material adversely affect Quest’s mining operations, its cost structure, and/or its customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of mine workers’ safety that would further regulate and tax the coal industry may also require Quest or its customers to change operations significantly or incur increased costs.  These factors and legislation, if enacted, could have a material adverse effect on Quest’s financial condition and results of operations.

There is a limited active trading market for Quest shares.  Quest common stock is traded on the “Pink Sheets” under the symbol “QMIN.PK.”  Trading activity in Quest common stock has fluctuated widely and at times has been limited.  Quest considers its common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for Quest’s stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for Quest stock.

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

Our sole officer controls our voting rights, and as long as he does, he will be able to control the outcome of stockholder voting.  Quest’s sole officer, who is also one of two directors, is the owner of all of the outstanding shares of Quest’s Series C Preferred Stock, pursuant to which he holds approximately 67% of the outstanding voting rights for Quest’s capital stock.  As long as he controls our voting rights, our other stockholders will generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  Our sole officer will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation, and approval of significant corporate transactions.

Quest’s articles of incorporation authorize Quest’s board of directors to effectuate forward and reverse stock splits without stockholder approval.  Quest’s board of directors has the authority to effectuate both forward and reverse stock splits of Quest’s common stock without any further vote or action by Quest’s stockholders.  Although a forward or reverse stock split does not, in and of itself, result in dilution to existing stockholders, forward or reverse stock split may be negatively perceived and may have a negative effect on the market capitalization and relative price per share of Quest’s common stock.  Furthermore, the conversion prices set in many of Quest’s convertible securities do not adjust in the event of a stock split or reverse stock split.  As a result, some investors may be unwilling to purchase our common stock.

Quest’s articles of incorporation authorize Quest’s board of directors to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of Quest’s common stock.  Quest’s board of directors has the authority to issue up to an additional 21,140,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by Quest’s stockholders.  To date, Quest has issued 2,000,000 shares of Series A preferred stock, 1,600,000 shares of Series B preferred stock and 260,000 shares of Series C preferred stock.  Any preferred stock issued by Quest’s board of directors may, and in certain cases, do contain rights and preferences adverse to the voting power and other rights of the holders of common stock.  As a result, some investors may be unwilling to purchase our common stock.

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

Item 2.   PROPERTIES

PROPERTIES

Quest’s executive offices are located in Paterson, New Jersey and consist of approximately 1,000 square feet of leased space.  Quest leases this space at the rate of $1,500 per month from a related party corporation.

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

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the Plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,093,771; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,417,786; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $199,213.

The Class 1 Claim was satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  The company and Interstellar formally closed this transaction on March 8, 2010.

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

Gwenco, as a reorganized debtor, operates its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  On March 8, 2010, Gwenco and Interstellar formally closed this transaction by, among other things, entering into a Loan and Security Agreement and related transaction documents.  The obligations under the exit facility are secured and guaranteed by the company and Quest (Nevada).

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

This description of the Plan does not purport to be complete and is qualified in its entirety by reference to such Plan, a copy of which was filed as an exhibit to Quest’s Current Report on Form 8-K dated October 2, 2009.

Valley Personnel Services.  On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.

Federal Insurance Company.  The Federal Insurance Company, the insurer for Community Trust Bank, commenced an action in Pike County Court, Kentucky against Quest Energy for subrogation of monies it has paid to the bank and repayment of deductibles by Community Trust as a part of an alleged criminal scheme and conspiracy by Mr. Runyon, Ms. Holbrook, Mr. Stollings, and Mr. Wheeler.  The insurer alleged that former employees or associates of Quest Energy, including Mr. Runyon and Mr. Wheeler, were primarily involved in the alleged scheme, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations, that it had any involvement with or responsibility for any of the actions alleged by the insurer, and it further denies that it has benefited from any such alleged scheme.  Further, Quest Energy filed a counterclaim against the Federal Insurance Company and Community Trust contending that the negligent actions and inactions by Community Trust caused severe damage and loss to Quest Energy and Quest.  The court granted Community Trust’s motion to dismiss the counterclaim.

Mountain Edge Personnel.  Mountain Edge Personnel commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees.   This matter was settled in January 2009 for payment of approximately $25,000.

Personal Injury.  An action has been commenced in the Circuit Court of Pike County, Kentucky against Quest and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to Quest’s subsidiaries.  Quest Energy is actively defending the action.  This action was originally stayed against Gwenco as a result of Gwenco’s Chapter 11 filing. However, in March, 2008, the plaintiff obtained relief from stay and as a result the lawsuit has reopened against Gwenco.

Fidler.  In the fourth quarter of 2008, a former attorney for the Company commenced an action alleging breach of contract for unpaid legal fees.  The Company has denied the allegations and is actively defending the matter.  Furthermore, the Company has filed a counterclaim against the attorney alleging legal malpractice in connection with the attorney’s representation of the Company in several matters.  The matter is currently pending.

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Quest’s common stock is traded on the Pink Sheets OTC Electronic Market under the symbol “QMIN.”  The following table shows the high and low bid prices for Quest’s common stock for each quarter since January 1, 2008 as reported by the either the OTC Bulletin Board or the Pink Sheets OTC Electronic Market.  All share prices have been adjusted to provide for 1 for 10 reverse stock split effected on November 4, 2008 and the 1 for 100 reverse stock split effected on August 5, 2009.  Quest considers its stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$11.00	$3.90
Second quarter	75.00	0.80
Third quarter	48.00	1.50
Fourth quarter	5.70	0.80

2009 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.280	$0.040
Second quarter	0.180	0.040
Third quarter	0.080	0.040
Fourth quarter	0.031	0.001

As of April 6, 2010, there were approximately 522 record holders of Quest’s common stock.

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

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2009, Quest issued an aggregate of 195,677,720 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $295,222.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

During the quarter ended December 31, 2009, Quest issued an aggregate of 8,337,702 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $30,000.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

During the quarter ended December 31, 2009, Quest issued 12,000,000 shares of common stock upon conversion of 4,800 shares of its series A preferred stock.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On October 14, 2009, Quest entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness for a $125,000 5% convertible promissory note due October 14, 2014.  The evidences of indebtedness were comprised of investments made into Quest in 2008 which Quest agreed to repay upon demand.    The note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of Quest.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On October 23, 2009, Quest borrowed $50,000 from an investor, and in connection therewith, issued a $50,000 8% convertible promissory note due October 23, 2011.  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On December 14, 2009, Quest entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $30,000 of evidence of indebtedness for a $30,000 4% convertible promissory note due December 14, 2011.  The evidence of indebtedness was comprised of an investment made into Quest in 2008 which Quest agreed to repay upon demand.    The note is convertible into shares of Quest’s common stock at a conversion price of fifty percent (50%) of the average of the three (3) per share market values immediately preceding a conversion date.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of Quest.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

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

Fiscal 2009 and First Quarter 2010 Developments

Coal Production.  Due to economic conditions in the first quarter of 2009, domestic steel production dropped significantly, thereby reducing demand for Quest’s coal.  In order to conserve costs, Quest temporarily suspended operations in the second quarter of 2009.  Quest procured a new contract for the sale of coal to a new customer in the second quarter of 2009.  In addition, it received new coal orders from another coal distribution company and we re-started coal production in July 2009.  In July and August 2009, Quest encountered temporary delays and stoppages that are normally associated with resuming dormant mine operations.  In September, Quest was able to operate without any significant delays or stoppages, which allowed it to increase coal production.  As a result, from September 2009 through the end of the year, Quest generated approximately $1.17 million of its $1.61 million 2009 annual revenues.  Furthermore, as Quest has advanced further in the mine, it has been encountering thicker coal seams, which resulted in improved rates of recovery.

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, Quest’s wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the Plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, in the aggregate amount of $1,093,771; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,417,786; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $199,213.

The Class 1 Claim was satisfied by the issuance to Interstellar Holdings, LLC of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  The company and Interstellar formally closed this transaction on March 8, 2010.

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

Gwenco, as a reorganized debtor, operates its coal mining business and will use current and future income from operations to meet current and future expenses and to make payments called for under the Plan.  In addition, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  On March 8, 2010, Gwenco and Interstellar formally closed this transaction by, among other things, entering into a Loan and Security Agreement and related transaction documents.  The obligations under the exit facility are secured and guaranteed by the company and Quest (Nevada).

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

This description of the Plan does not purport to be complete and is qualified in its entirety by reference to such Plan, a copy of which was filed as an exhibit to Quest’s Current Report on Form 8-K dated October 2, 2009.

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

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at Quest’s operations.  Quest recognizes revenue from coal sales at the time title passes to the customer.  Under the typical terms of sale, title and risk of loss transfer to the customer at the mine (or dock, or port) where coal is loaded to the truck (or rail, barge, ocean-going vessel, or other transportation source) that serves Quest’s mines.

Income Taxes

Quest provides for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of the years ended December 31, 2009 and 2008, Quest had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to Quest’s net operating loss carry forward was fully offset by a valuation allowance.  However, Quest has not filed its corporate income tax returns since 2002.

Fair Value

Quest’s financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2009.

Earnings loss per share

Quest adopted FASB ASC Topic 260, “Earnings per Share”, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share; however, the potential dilution becomes anti-dilutive in the case of a loss and, therefore, basic and fully diluged loss per share are the same.

Stock Split

All references to common stock and per share date have been retroactively restated to account for the 1 for 10 reverse stock split effectuated on November 4, 2008.

All references to common stock and per share date have been retroactively restated to account for the 1 for 100 reverse stock split effectuated on August 4, 2009.

Other Recent Accounting Pronouncements

Quest does not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its consolidated financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain audited selected financial data:

	Year Ended
	December 31,
	2009	2008

Coal Revenues	$1,612,357	$746,767
Production costs	(2,441,756)	(1,333,778)
Selling, general and administrative	(1,717,373)	(2,567,082)
Depreciation and Amortization	(165,384)	(229,744)

Operating (loss)	(2,712,156)	(3,383,837)

Comparison of the year ended December 31, 2009 and 2008

Coal Revenues.  Revenues for Quest were $1,612,357 for the year ended December 31, 2009, as compared to $746,767 for the year ended December 31, 2008, an increase of approximately 116%.  Our increase in revenues was due to our increased level of mining operations in 2009 versus 2008.  This increase resulted from our ability to mine on a more consistent basis, particularly during the latter half of the year.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $2,441,756 for the year ended December 31, 2009 as compared to $1,333,778 for the year ended December 31, 2008, an increase of approximately 83%.  As a percentage of sales, our production costs decreased from 178% to 151%.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $1,717,373 for the year ended December 31, 2009, from $2,567,082 for the year ended December 31, 2008.   The primary reason for the decrease was the absence in the year ended December 31, 2009 of the selling, general, and administrative expenses result primarily the issuance of stock options valued at $582,500 pursuant to FASB ASC Topic 718, “Compensation – Stock Compensation” which occurred during the year ended December 31, 2008.  In addition, the decrease in selling, general, and administrative expenses resulted from a decrease of compensation expense from the issuance of shares of common stock for services of $913,089 for the year ended December 31, 2009 from $1,093,253 for the year ended December 31, 2008.

Depreciation and amortization.  Depreciation expense decreased to $165,384 for the year ended December 31, 2009, from $229,744 for the year ended December 31, 2008.  Quest fully depreciated a large asset portion of its equipment in 2008, and there was no comparable depreciation expense in 2009, resulting in higher depreciation in 2008.   This difference was partially offset by increased depreciation in 2009 on other equipment that resulted from Quest putting additional equipment into service in 2009.

Operating loss.  Quest incurred an operating loss of $2,712,156 for the year ended December 31, 2009, compared to an operating loss of $3,383,837 for the year ended December 31, 2008.   It had lower operating losses in 2009 as compared to 2008 primarily from increase in coal revenues as well as a decrease in selling, general, and administrative expenses.

Interest.  Interest expense increased to $2,710,455 for the year ended December 31, 2009 from $637,320 for the year ended December 31, 2008.  Quest’s interest expense results from various outstanding debt obligations, including obligations that Quest assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of Quest’s restructured debt obligations pursuant to Gwenco’s plan of reorganization.  It also results from additional borrowings which occurred in 2009.

Loss on sale of assets.  In 2008, Quest incurred a loss of $73,205 from the sale of certain assets.

Gain on loan settlements pursuant to plan of reorganization.  As a result of the confirmation of Gwenco’s Plan of Reorganization, Quest recorded a gain of $2,450,059 on loan settlements pursuant to the plan of reorganization in the year ended December 31, 2009.  Although the plan of reorganization is a 100% pay out plan, the revised terms of repayment result in a reduction of the present value of certain debt obligations, which in turn resulted in our recognition of a gain on loan settlements.

Loss on restructuring prior to plan of reorganization.  Quest recognized a loss of $1,201,226 on restructurings prior to the confirmation of Gwenco’s plan of reorganization.  This loss primarily results from negotiated resolution of outstanding contested matter with Quest’s largest creditor.

Liquidity and Capital Resources

Quest has financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Its working capital deficit at December 31, 2009 was $3,929,293.  It had cash of $7,254 as of December 31, 2009.

Quest used $1,019,781 of net cash in operating activities for the year ended December 31, 2009, compared to using $1,051,475 in the year ended December 31, 2008.  Cash used in operating activities for the year ended December 31, 2009 was due to Quest’s net loss of $4,173,778, a gain on debt extinguishments of $1,248,833, an increase in accounts receivable of $111,052, an increase in prepaid expenses of $6,234, and a decrease in accounts payable and accrued expenses of $418,374.  This was offset by non-cash expenses of $165,384 in depreciation and amortization, $36,226 of stock issued for interest, $913,089 of stock issued for services, $292,532 of amortized discount on convertible notes, $16,702 of amortized royalty costs, $226 of amortized deferred issuance costs, a $12,395 decrease in restricted cash, and an increase of debt transfers and credits from accrued interest of $3,501,936.

Net cash flows used in investing activities was $18,544 for the year ended December 31, 2009, as compared to $528,272 of net cash flows used in investing activities for the comparable period in 2008.  The net cash flows used in investing activities in 2009 resulted from $12,000 in equipment purchases and $6,544 in security deposits.

Net cash flows provided by financing activities were $1,032,140 for the year ended December 31, 2009, compared to net cash flows provided by financing activities of $1,588,722 for the year ended December 31, 2008.  This decrease in net cash provided by financing activities is due to Quest’s borrowings of $1,901,188 under its DIP and Exit Facilities in the Gwenco reorganization and $231,827 in other borrowings, offset by repayment of $1,100,875 of debt.

Financings and Debt Restructurings

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

Upon Gwenco’s recommencement of mining operations in the third quarter of 2009, the debtor-in-possession lender required Gwenco to assign all of its accounts receivable to the lender and have all payments on the receivables paid into an escrow account.  The lender had been making advances under the facility to Gwenco against the accounts receivable, and the advances are being repaid as payments are made to the escrow account.  In connection therewith, the Company issued a convertible promissory note to a third party investor for facilitation of the escrow arrangement.  The note is due September 16, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  In addition, the third-party investors who facilitated the escrow arrangement received a commission of 2.5% of each advance made.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  The Plan became effective on October 12, 2009.  Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings LLC will provide up to $2 million in financing to Gwenco.  Gwenco paid off the debtor-in-possession financing with borrowings from the exit facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.

A third-party lender advances operational funding to Quest.  Since there has been no formal agreement regarding the balance owed, Quest accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.  On June 26, 2009, Quest entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of five percent (5%).  The new note is convertible into shares of Quest’s common stock at a conversion price of $0.001 per share, subject to adjustment.  As of December 31, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and Quest continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

On August 28, 2009, Quest borrowed $12,500 from an investor, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of twelve percent (12%).

On October 23, 2009, Quest borrowed $50,000 from an investor, and in connection therewith, issued a $50,000 8% convertible promissory note due October 23, 2011.  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

Capital Requirements

The report of Quest’s independent accountants for the fiscal year ended December 31, 2009 states that Quest has incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. Quest believes that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

Quest is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that Quest will be unable to obtain sufficient additional capital through the sale of its securities as needed.  Quest has also obtained exit facility financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco, Inc.

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

Item 8.  FINANCIAL STATEMENTS

RBSM LLP Accountants and Advisors 5 West 37th Street 9th Floor New York, NY 10018 212.868.3669 212.868.3498/Fax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Quest Minerals & Mining Corp.
Paterson, New Jersey

We have audited the consolidated balance sheet of Quest Minerals & Mining Corp. (the “Company”) and subsidiaries, as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in deficiency in stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Minerals & Mining Corp. and subsidiaries as of December 31, 2009 and 2008 and the results of its consolidated operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s only operating subsidiary, Gwenco, Inc. (“Gwenco”) filed on March 2, 2007, a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both the Company and Gwenco were unable to negotiate restructured agreements. On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”) and the plan became effective on October 12, 2009. Gwenco is currently overseeing its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the court determines that Gwenco is unable to perform under the Plan. In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities. In addition, the Company might be forced to file for protection under Chapter 11, as it is the primary guarantor on a number of Gwenco’s contracts.

Washington, D.C.    New York, NY   Mumbai, India
www.rbsmllp.com
Member of Russell Bedford International with affiliated offices worldwide

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

/s/ RBSM, LLP

New York, New York
April 14, 2010

Washington, D.C.    New York, NY   Mumbai, India
www.rbsmllp.com
Member of Russell Bedford International with affiliated offices worldwide

QUEST MINERALS & MINING CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$7,254	$13,439
Receivables	112,282	-
Prepaid expenses	8,227	1,993
Total current assets	127,763	15,432

Other Assets:
Leased Mineral Reserves, net (Notes 2 & 5)	5,187,317	5,203,414
Mine development, net	113,207	226,407
Equipment, net (Note 6)	133,184	157,271
Deposits	48,986	42,442
Deferred debt issue cost, net	-	226
DIP Cash, Restricted (Note 14)	-	12,395
DIP Receivables, Restricted (Note 14)	-	1,230

TOTAL ASSETS	$5,610,457	$5,658,816

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses (Note 7)	$3,060,061	$3,478,435
Loans payable-current portion, net (Note 8)	996,995	2,197,958
Bank loans (Note 8)	-	1,017,525
Related party loans (Note 8)	-	624,581
DIP Financing (Note 8)	-	923,043

TOTAL CURRENT LIABILITIES	4,057,056	8,241,542

Long-Term Liabilities:
Loans payable-long term portion, net (Note 8)	2,075,927	751,342
Restructured debt - long term portion, net (Note 8)	558,833	-
Related party loans, net (Note 8)	300,468	-

TOTAL LONG-TERM LIABILITIES	2,935,228	751,342

TOTAL LIABILITIES	6,992,284	8,992,884

Commitments and Contingencies (Note 15)	-	-

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 10)
SERIES A - issued and outstanding 20,726 shares	21	26
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 11) issued and outstanding 349,144,782 and 2,531,885 shares as of December 31, 2009 and December 31, 2008, respectively	34,914	253

Common stock to be issued	5,648	5,648

Equity allowance (Note 11)	(587,500)	(587,500)

Paid-in capital (Note 11)	69,813,168	63,721,804
Accumulated Deficit	(70,648,386)	(66,474,607)

Total Deficiency in Stockholders' Equity	(1,381,827)	(3,334,068)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,610,457	$5,658,816

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	2009	2008

Coal revenues	$1,612,357	$746,767
Production costs	(2,441,756)	(1,333,778)

Gross profit (loss)	$(829,399)	(587,011)

Operating expenses:
Selling, general and administrative	1,717,373	2,567,082
Depreciation and amortization	165,384	229,744

Total Operating Expenses	1,882,757	2,796,826

Net Loss from Operations	(2,712,156)	(3,383,837)

Other income (expense):
Loss on sale of assets	-	(73,205)
Gain on loan settlements pursuant to plan of reorganization	2,450,059	-
Loss on restructuring prior to plan of reorganization	(1,201,226)	49,743
Interest, net	(2,710,455)	(637,320)

Net loss before income taxes	(4,173,778)	(4,044,619)

Provision for Income taxes	-	-

Net Loss	$(4,173,778)	$(4,044,619)

Basic diluted (loss) per common share	$(0.0657)	$(5.5651)

Weighted average common shares outstanding	63,550,123	726,781

The accompanying notes are an integral part of these financial statements

QUEST MINERALS & MINING CORP.

CONSOLIDATED STATEMENT OF CHANGES OF DEFICIENCY IN STOCKHOLDER'S EQUITY
For the years ended December 31, 2009 and 2008

	Common Stock		Preferred Stock		Additional	Escrow /
					Paid-in	Adjustments
	Shares	Amount	Shares	Amount	Capital	Common Stock	Deficit	Totals

Balances at January 1, 2008	46,799	$5	756,150	$756	60,833,302	$(611,178)	$(62,429,988)	$(2,207,105)

Common Stock issued:
For consulting services	3,000	-			6,600			6,600
For notes payable and interest expense	1,234,724	123			743,052			743,175

Common Stock issued as compensation:
For consulting services	387,691	39			797,013			797,052
For other services	162,800	16			289,583			289,599

Employee Stock Options	-	-			582,500			582,500

Series A Preferred Conversion	698,967	70	(422,341)	(422)	352			-

Returned Stock from Issuance Error - December 14, 2007	(2,095)	-			(29,326)	29,326		-

Convertible Note Discount Accruals	-	-			370,026			370,026

Exchange conversion adjustments	-	-			128,704			128,704

Net Loss for the year ended December 31, 2008							(4,044,619)	(4,044,619)

Balances at January 1, 2009	2,531,886	$253	333,809	$334	63,721,806	$(581,852)	$(66,474,608)	$(3,334,068)

Common Stock issued:
For notes payable and interest expense	246,829,966	24,683			1,022,265			1,046,948

Common Stock issued as compensation:
For consulting services	25,535,000	2,554			320,147			322,701
For legal and accounting services	62,247,930	6,225			584,164			590,389

Series A Preferred Conversion	12,000,000	1,200	(4,800)	(5)	(1,195)			-

Debt discount - Beneficial conversion feature on convertible notes	-	-			4,165,981			4,165,981

Net Loss for the year ended December 31, 2009							(4,173,778)	(4,173,778)

Balances at December 31, 2009	349,144,782	$34,915	329,009	$329	69,813,168	$(581,852)	$(70,648,386)	$(1,381,827)

The accompanying notes are an integral part of these financial statements.

QUEST MINERALS & MINING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Operating Activities
Net loss	$(4,173,778)	$(4,044,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	165,384	229,744
Loss on sale of assets	-	73,205
Stock issued for interest	36,226	66,212
Stock issued for services	913,089	1,093,253
Fair value of vested Options issued to employees	-	582,500
Gain on debt extinguishments	(1,248,833)	(49,743)
Amortization of discount on convertible notes	292,532	244,850
Amortization of royalty costs	16,702	-
Amortization of deferred issuance costs	226	(226)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(111,052)	(1,230)
(Increase) decrease in prepaid expenses	(6,234)	35,578
(Increase) decrease in restricted cash	12,395	-
Increase (decrease) in accounts payable and accrued expenses	(418,374)	781,828
Increase (decrease) in debt transfers and credits from accrued interest	3,501,936	-
Increase (decrease) in liquidated damages payable	-	(62,827)
Net cash used in operating activities	(1,019,781)	(1,051,475)

Investing Activities
Mine development	-	(339,611)
Equipment purchased	(12,000)	(175,633)
Restricted cash	-	(11,229)
Security deposits	(6,544)	(1,799)
Net cash used in investing activities	(18,544)	(528,272)

Financing Activities
Repayment of borrowings	(1,100,875)	(47,708)
Proceeds from DIP/Exit Financing	1,901,188	587,280
Borrowings	231,827	1,049,150
Net cash provided by financing activities	1,032,140	1,588,722

Increase (decrease) in cash	(6,185)	8,975
Cash at beginning of year	13,439	4,464
Cash at end of year	$7,254	$13,439

Supplemental Disclosures of Cash Flow Information
Cash paid during the year:
Interest	$22,477	$6,517

Income taxes	$-	$-

Non-cash financing activities:
Conversions of note principal and interest	$1,046,948	$743,175

The accompanying notes are an integral part of these financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses. Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Major Customers and Suppliers

The Company had three customers who accounted for 53%, 20%, and 27%, respectively of total revenues in 2009 and one customer who accounted for 100% of revenues in 2008.

Costs of the Company’s one major vendor, who provided contract mining services, accounted for 71% of the Company’s production costs for the year ended December 31, 2009 and costs of the Company’s two major vendors, who provided contract mining and trucking services, accounted for 73% and 14%, respectively, of the Company’s production costs for the year ended December 31, 2008.

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
DECEMBER 31, 2009 AND 2008

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

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at the Company’s operations. The Company recognizes revenue from coal sales at the time title passes to the customer. Under the typical terms of sale, title and risk of loss transfer to the customer at the mine (or dock, or port) where coal is loaded to the truck (or rail, barge, ocean-going vessel, or other transportation source) that serves the Company’s mines.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718 “Stock Compensation”. Prior to January 1, 2006, the Company had accounted for stock options according to the provisions of ASC 718, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for ASC 718-10, and, consequently, has not retroactively adjusted results from prior periods.

There were 50,000 options issued to the Company’s President during the year ended December 31, 2008. In 2009, the 50,000 options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan. As of December 31, 2009, the exchange had not been completed. See Note 12 for details.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Income Taxes

The Company provides for the tax effects of transactions reported in the consolidated financial statements. The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2009 and 2008, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

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

There are three general valuation techniques that may be used to measure fair value, as described below:

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, the Company does not carry on a recurring basis any assets or liabilities at fair value.

Earnings (loss) per share

The Company adopted ASC 260, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period; after provisions for cumulative dividends on Series A preferred stock. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share. The assumed exercise of outstanding stock options and warrants and the conversion of convertible securities were not included in the computation of diluted loss per share because the assumed exercises and conversions would be anti-dilutive for the periods presented.

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

Articles of Incorporation Amendment

All references to common stock and per share par value data have been retroactively restated to the earliest period presented to account for the amended par value from $.001 to $.0001 effectuated on November 23, 2009. See Note 11 for details.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Recently Adopted Accounting Principles

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. . The Company incurred net losses from operations of $2,712,156 and $3,383,837 for the years ended December 31, 2009 and 2008 and had a working capital deficit (current assets less current liabilities) of $3,929,293 and $8,226,110 at December 31, 2009 and December 31, 2008, respectively. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky. Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both Quest and Gwenco were unable to negotiate restructured agreements. Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business. In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses. Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”). Secured and non-priority unsecured classes of creditors voted to approve the Plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it. The Plan became effective on October 12, 2009.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements. Several of the landowners contended that the Company was in default under certain of these leases and that said leases were terminated. The Company disputed these contentions.

On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan, which became effective on October 12, 2009. As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease. Pursuant to the Plan, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213. These claim amounts are now due on or before October 12, 2012. See Note 16 for the terms and effects of the Plan.

As of December 31, 2009, Gwenco owed approximately $102,996 in current lease and/or royalty payments.

NOTE 5 -	LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary. The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At December 31, 2009, the leased mineral reserves, valued at $5,187,317, net consisted of the following:	Proven Reserves
Seams	Tons
Winifrede	214,650
Taylor	1,512,900
Cedar Grove	3,564,560
Pond Creek	4,665,000

Total Reserves	9,957,110

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.    Several of the landowners contended that the Company was in default under certain of these leases and that said leases were terminated.  The Company disputed these contentions.     As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  Unless otherwise provided in the Plan, the cure claims are due on or before October 12, 2012.

Pursuant to ASC 360-10, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of December 31, 2009 and 2008.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6 -	EQUIPMENT

Equipment consisted of the following:	December 31,	December 31,
	2009	2008

Mining equipment	$344,435	332,435
Less accumulated depreciation	(211,251)	(175,164)

Equipment - net	$133,184	157,271

All of the equipment currently in use by the Company is owned or leased by the Company’s wholly-owned subsidiary, Gwenco, Inc.

The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period.  In both cases, the straight-line method is used.  Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery, which can reflect a fluctuation in the asset valuation.  Depreciation charged for the years ended December 31, 2009 and 2008 were $36,087 and $85,800 respectively.

NOTE 7 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	December 31,	December 31,
	2009	2008
Accounts payable	$1,074,035	710,027
Accrued royalties payable-operating (a)	125,894	354,126
Accrued bank claim (b)	650,000	650,000
Accrued taxes	87,315	87,315
Accrued interest (c)	220,095	816,944
Accrued expenses (d)	902,722	860,023
	$3,060,061	$3,478,435

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.   Several of the landowners have contended that the Company is in default under certain of these leases and that said leases are terminated.  The Company disputes these contentions.  As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  Unless otherwise provided in the Plan, these accrued amounts are due on or before October 12, 2012.   As a result, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213.  As of December 31, 2009, the Company owed approximately $125,894 in current lease and/or royalty payments.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Bankruptcy Court approved the settlement agreement.  (See Notes 8, 15, and 16.)

On June 30, 2009, Gwenco entered into a settlement agreement with last former owner of Gwenco, pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $161,824, plus interest in the amount of $40,000, for a total of $201,824, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Bankruptcy Court approved the settlement agreement.  As a result, the Company reclassified $166,542 of its accrued royalties to Notes Payable and expensed the additional $40,000 of interest pursuant to the agreement.  (See Notes 8, 15, and 16).

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

(c)
As a result of the confirmation of Gwenco’s Plan, most of the existing debts, which included the accrued interest up until the effective date, were prioritized under various long-term debt classifications and no longer accrue interest.  The Company made an $864,175 adjustment to re-categorize the existing interest as long-term debt.  Most of these claim amounts are now due on or before October 12, 2014.  See Note 16 for the terms and effects of the Plan.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 -	NOTES PAYABLE

Notes payable consist of the following:	December 31,	December 31,
	2009	2008
QUEST MINERALS & MINING CORP.
0% Notes Due on Demand (a).	$202,864	202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
7% Convertible Notes Due 2008 (c).	-	1,616
5% Unsecured Advances Due on Demand (d).	130,857	1,082,411
6% Convertible Notes Due 2011 (d).	1,044,580	-
6% Convertible Notes Due 2011 (e).	1,000,000	-
6% Convertible Notes Due 2011 (f).	200,000	-
0% Notes Due on Demand (g).	480,434	611,937
10% Convertible Notes due 2008 (h).	10,000	10,000
6% Convertible Notes due 2010 (i).	27,304	533,500
8% Convertible Notes due 2010 (j).	117,010	400,000
8% Convertible Notes due 2011 (k).	25,000	-
6% Convertible Notes due 2014 (l).	90,500	-
4% Convertible Notes due 2011 (m).	30,000	-
8% Convertible Notes due 2011 (n).	50,000	-
12% Notes Due on Demand (o).	12,500	-
6% Notes Due on Demand (p).	10,000	-
QUEST ENERGY, LTD.
8% Summary Judgment (q).	35,000	35,000
GWENCO, INC.: (Restructured Debt)
CLASS 1 – Secured Claim with conversion option (r).	1,753,377	726,964
CLASS 1 – Secured claim with conversion option (s)	3,207,376	923,043
CLASS 3 – Unsecured Claims (t)	413,741	290,561
CLASS 3 - Unsecured Claims with conversion option (u)	319,062	229,130
CLASS 5 – Cured Claims (v)	199,213	-
GWENCO, INC.: (Related-Party Loans)
CLASS 3 - Unsecured Claim with conversion option (w).	651,967	624,581
Total Debt	10,035,785	5,696,607
Current Portion	1,050,969	4,763,107
Less: Unamortized debt discount on Current Portion	(53,974)	-
Total Notes Payable – Current Portion, net	996,995	4,763,107

Long-Term Debt:	$8,984,816	933,500
Less: Unamortized present value and debt discount on Long-Term Debt	(6,049,588)	(182,158)
Total Long-Term Debt, net	$2,935,228	$751,342

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are unsecured and due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

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
DECEMBER 31, 2009 AND 2008

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

As of December 31, 2009, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.

(c)
On May 16, 2005, the Company entered into a credit agreement with a third party lender in which $245,000 was issued as a 10% note due August 19, 2005.  According to the credit agreement, the lender may, in its sole and absolute discretion, make additional loans to the Company of $255,000 for an aggregate total of $500,000.  Additionally, the lender was issued 257 warrants.  The loans subject to the credit agreement are secured by certain assets of the Company.  The warrants had an exercise price of $4,000.00 per share, subject to adjustment, and expired on May 31, 2007.   As of December 31, 2005, the Company had made a payment of $5,500.  On February 14, 2006, in connection with a settlement agreement with the lender, the Company made a payment of $264,000 and issued an amended and restated 10% note in the amount of $100,000.  The note covered accrued interest and additional legal fees.  The amended and restated note is convertible into the Company’s common stock at a rate of $40.00 per share and was due February 22, 2007.  On June 6, 2007, the Company entered into an exchange agreement with the lender, under which the holder exchanged the $100,000 note and all remaining warrants held by such lender for a new convertible promissory note in the aggregate principal amount of $100,000.  The new note became due on June 6, 2008, with an annual interest rate of seven percent (7%), and is convertible into Quest’s common shares at a conversion price of 70% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date.  During the year ended December 31, 2009, the holder made a final conversion to satisfy the remaining principal and interest on the note.

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

(d)
During January of 2006, the Company entered into a loan agreement to receive up to $300,000 in funds for operations in return for a 12% percent note due in May of 2006.  As collateral, the officers of the Company guaranteed the loan and pledged their own shares of common stock.  As of the three months ended March 31, 2006, the lender has made advances totaling $132,000.  On April 3, 2006, the lender declared a default under the terms of the loan agreement.  The Company failed to repay the lender as required under the loan agreement.  The lender then enforced guarantees made by the officers of the Company and foreclosed on shares of the officer’s common stock pledged to the lender to secure the guarantee.  Along with accrued interest, the Company recorded a capital contribution from its officers of $390,000.  The Company has indemnified one officer and is currently negotiating the terms of indemnification of the other officer as a result of this foreclosure.   Since 2006 through June 30, 2009, the lender, and its successor in interest, has continued to advance operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

 QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On June 26, 2009, the Company entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  During the year ended December 31, 2009, the holders have made various conversions to the principal and interest outstanding.

As of December 31, 2009, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

(e)
On July 11, 2009, the Company and Gwenco entered into a settlement and release agreement with the Company’s largest lender to resolve various disputes that had arisen between the Company and the lender.  Pursuant to the settlement agreement, the lender waived certain defaults under various debt obligations.  In addition, Gwenco and the lender under the Debtor-in-Possession Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.  In exchange for this consideration, Quest issued the lender a new convertible promissory note in the aggregate principal amount of $1,000,000.  The note is due July 11, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.

(f)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011, is unsecured,  and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  The Company recorded consulting expense for $200,000 and continues to accrue interest in relation to the convertible promissory note.

(g)
Periodically, the Company receives cash advances from unrelated third party investors.  Since these advances are open accounts, are unsecured, and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.  During the year ended December 31, 2009, the Company entered into several exchange agreements involving the issuance of convertible debt to satisfy some of the unsecured cash advances.

 QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(h)
On May 1, 2007, the Company entered into a settlement and release agreement with   a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000.  The note was due on May 1, 2008, is unsecured, and bears interest at the annual rate of ten percent (10%).  The note is convertible into the Company’s common shares at a fixed rate of $160 per share.   The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.

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

As of December 31, 2009, the Company was in default of this obligation.  This default should not have any material impact on the Company.

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
DECEMBER 31, 2009 AND 2008

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

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  During the year ended December 31, 2008 and the year ended December 31, 2009, the holders have made partial conversions of principal and interest due under these notes.

 QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(j)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note and granted a three (3) year royalty on future coal sales.  The note is due July 23, 2010, is unsecured, and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the Company.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discounted amortization was revised to $219,218.  As of December 31, 2009, unamortized discount of $53,974 remains.

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(k)
On September 16, 2009, the Company issued a convertible promissory note to a third party investor for facilitation of Gwenco’s Debtor-In-Possession financing.  The note is due September 16, 2011, is unsecured, and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2009, an unamortized discount of $21,382 remains.

(l)
On October 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness (see Note 9(g)), for a new convertible promissory note in the aggregate principal amount of $125,000.  The new note is due October 14, 2014, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  During the year ended December 31, 2009, the holders have made various conversions to the principal and interest outstanding.  Subsequent to December 31, 2009, the note was amended to reduce the interest rate to 5% and to amend certain adjustment terms in the conversion price effective as of December 31, 2009.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2009, the unamortized discount of $86,679 still remains.

(m)
On December 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $30,000 of the evidences of indebtedness through unsecured cash advances, for a new convertible promissory note in the aggregate principal amount of $30,000.  The new note is due December 14, 2011, is unsecured, and bears interest at an annual rate of four percent (4%).  The new note is convertible into shares of the Company’s common stock at a conversion price of 50% of the average of the per share market values during the three (3) trading days immediately preceding a conversion date, subject to adjustments.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $28,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2009, the unamortized discount of $27,920 still remains.

(n)
On October 23, 2009, the Company issued a convertible note to a third party investor in the amount of 50,000.  The note is due October 23, 2011, is unsecured, and bears interest at an annual rate of six percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of 45% of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $31,064 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2009, the unamortized discount of $28,173 still remains.

(o)
On August 28, 2009, the Company borrowed $12,500 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of twelve percent (12%).

(p)
On January 16, 2009, the Company borrowed $10,000 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of six percent (6%).

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(q)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of December 31, 2009, the Company remains in default.  The lessor has since repossessed the equipment.

(r)
On April 28, 2004, in connection with the Company’s acquisition of Gwenco, Inc., the Company assumed a promissory note, which was in default.  The note was secured by certain assets of Gwenco.  The former stockholder of Gwenco has personally guaranteed most of the above loans.  On May 20, 2005, the lender, Duke Energy, was awarded a judgment of $670,964 plus legal fees of $56,000, which accrues interest at the rate of twelve percent.  Duke Energy obtained a judgment lien against the Company and its assets.  On or about August 20, 2008, Duke Energy sold its right, title, and interest in and to the various judgments, judgment liens, and security interests, all of which are based on the note issued to Duke Energy of Kentucky, also referenced in Note 15, to a third party investor.  Under the Plan, this obligation was classified as a Class 1 Claim and was satisfied by the issuance to the claimholder of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  (See Note 16).

(s)
On August 15, 2007, the U.S. Bankruptcy Court approved a DIP Financing Motion authorizing Gwenco to borrow up to $2,000,000 (“Total Facility”) in post-petition debt from a pre-petition creditor pursuant to a Debtor-In-Possession loan agreement and promissory note between Gwenco and the lender dated June 29, 2007.  Additionally, the Court approved prior budgeted advances from July of up to $350,000, which, in turn, adjusted the Total Facility to $1,700,000.  The loan advances carried a 17% interest rate per annum and matured on July 31, 2008.

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

Under the Plan, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco, which Gwenco used to pay off the Total Facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  (See Note 16).

(t)
On July 27, 2006, the Company assumed two promissory notes in connection with a settlement agreement with the former owner of Gwenco.  The notes are classified as unsecured Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(u)
Certain former owners of Gwenco commenced an action in the Circuit Court of Pike County against Gwenco for damages resulting from an alleged failure to pay past royalties and other amounts allegedly due.  On May 19, 2006, the former owners improperly obtained a default judgment in this action in the amount of $687,391.  Foreclosure on the judgment was stayed against Gwenco as a result of Gwenco’s filing of a voluntary petition for reorganization under the Bankruptcy Code.  (See Note 16.)  On June 20, 2007, Gwenco entered into a settlement agreement with one of the former owners (and the holder of the $458,260 judgment), pursuant to which the former owner agreed to accept payment of $150,000 in exchange for a release of the judgment amount of $458,260.

On July 1, 2009, Gwenco entered into a settlement agreement with another former owner (and the holder of the $229,130 judgment), pursuant to which the parties agreed that the former owner would have an allowed unsecured claim of $92,238, plus interest in the amount of $25,000, for a total of $117,238, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  The former owner has the right to convert up to $40,000 of the claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  On July 21, 2009, the Bankruptcy Court approved the settlement agreement.  (See Note 16.)

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

As of December 31, 2009, both debts have been since classified as unsecured Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).

(v)
Pursuant to the Plan, most of the existing royalties, which accrued up until the effective date, were re-categorized as unsecured Cure Claims totaling $199,213.  These claim amounts are now due on or before October 12, 2012.  (See Note 16.)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

These claims are classified as unsecured Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 16).  The claims are also guaranteed by the Company and Quest-NV and are secured by 50% of Quest-NV’s ownership of Gwenco.  The former stockholder also has the has the right to convert up to $15,000 of the claim each month into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.**

NOTE 9 -	INCOME TAXES

Due to the Company’s net loss, there was no provision for income taxes.  The Company has net operating loss carry forwards for income tax purposes of approximately $40,300,000 at December 31, 2009, and $38,500,000 at December 31, 2008.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2016.  The Company’s utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company’s tax provision were as follows:

	2009	2008

Current income tax (benefit) expense	$(2,418,000)	$(2,310,000)

Deferred income tax expense (benefit)	2,418,000	2,310,000

	$-	$-

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2009 and 2008:

	2009	2008

Tax expense (benefit) at Federal rate (34%)	$(2,055,000)	$(1,963,000)
State and local income tax, net of Federal benefit	(363,000)	(347,000)
Effect of timing difference	-	-

Change in valuation allowance	2,418,000	2,310,000

Net income tax (benefit) allowance	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Deferred tax asset:	December 31,	December 31,
	2009	2008

Deferred tax asset from loss carry forward	$16,120,000	$15,400,000

Valuation allowance	(16,120,000)	(15,400,000)

Net deferred tax assets	$0	$0

The Company recognized no income tax benefit for the loss generated for the periods through December 31, 2009.

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

On December 19, 2007, the Company amended the terms of the Series A Preferred Stock to provide for a reduced conversion price set forth as such that each share of Series A Preferred Stock shall be convertible at any time into shares of Company common stock as determined by multiplying each share of Series A Preferred Stock by a fraction, the numerator of which is $3.00 and the denominator of which is equal to the greater of (i) $0.001 or (ii) 40% of closing price per share of common stock. A holder of Series A Preferred Stock may not convert shares of the Series A Preferred Stock to the extent that such conversion would result in the Holder, together with any affiliate thereof, beneficially owning, pursuant to Section 13(d) of the Securities Exchange of 1934, in excess of 4.999% of the then issued and outstanding common stock of the Company. The provisions of this section may be waived by a holder upon not less than 61 days prior notice to the Company.

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
DECEMBER 31, 2009 AND 2008

As of December 31, 2009, 432,607 shares have been converted.

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

Series C

Each share of the Company’s Series C Preferred Stock is convertible into shares of the Company’s common stock. The conversion price at which shares of common stock shall be deliverable upon conversion of Series C Preferred Stock without the payment of any additional consideration by the holder thereof is the lesser of (i) $320 per share or (ii) 100% of the average of the 5 closing bid prices of the common stock immediately preceding such conversion date. Holders of the Series C Preferred Stock shall be entitled to receive dividends or other distributions with the holders of our common stock on an as converted basis when, as, and if declared by our board of directors. The holders of the Series C Preferred Stock shall also be entitled to receive, upon liquidation, an amount equal to $1.00 per share of the Series C Preferred Stock plus all declared but unpaid dividends with respect to such shares. The shares of Series C Preferred Stock are not redeemable.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

During the year ended December 31, 2008, the Company issued an aggregate of 550,491 shares of common stock to various consultants. Expense of $1,086,652 was recorded related to these shares, which was the market value of such shares issued at prices varying from $2.00 to $2.90 per share.

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

During the year ended December 31, 2009, holders of the Company’s Series A Preferred Stock converted an aggregate of 4,800 shares into 12,000,000 shares of common stock, at a conversion price averaging $0.0012 per share.

During the year ended December 31, 2009, the Company issued an aggregate of 87,782,930 shares of common stock for consulting and legal services. Expense of $913,090 was recorded related to these shares, which was the market value of such shares issued at an aggregate price $.0476 per share.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During the year ended December 31, 2009, the holder of 7% convertible promissory notes effectuated a partial conversion and was issued an aggregate of 100,000 shares of common stock at a conversion price of $0.10 per share. The issuances reduced the debt by $1,616 in principal and $6,891 in accrued interest on one note and $1,493 in accrued interest on the other.

During the year ended December 31, 2009, the holder of an 8% convertible promissory note due August 14, 2010 effectuated a partial conversion and was issued an aggregate of 45,074,294 shares of common stock at an average conversion price of $.0072 per share. The issuances reduced the debt by $282,990 in principal.

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due October 14, 2014 effectuated a series of partial conversions and were issued an aggregate of 34,500,000 shares of common stock at a conversion price of $.001 per share. The issuances reduced the debt by $34,500 in principal.

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due June 6, 2010 effectuated a series of partial conversions and were issued an aggregate of 41,881,340 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $506,196 in principal and $26,725 in accrued interest.

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 116,936,380 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $155,420 in principal and $1,116 in accrued interest.

During the year ended December 31, 2009, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 8,337,702 shares of common stock at an average conversion price of $0.0037 per share. In the aggregate, these issuances reduced the debt by $30,000 in principal.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 -	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:			December 31, 2009
	Options/ Warrants	Exercise Price	Valuation
December 17, 2004 issuance of 15 warrants; expiration 2009 (a).	15	$60,000	-
December 21, 2004 issuance of 5 warrants; expiration 2009 (b).	5	$60,000	-
March 4, 2005 issuance of 11 series A warrants; expiration 2010 (c).	11	$20,000	-
March 4, 2005 issuance of 11 series B warrants; expiration 2010 (c).	11	$40,000	-
April 5, 2006 issuance of 29 warrants; expiration 2009 (d).	0	$8,400	-
May 18, 2006 issuance of 75 options; expiration 2011 (e).	75	$2,000	143,054
July 3, 2008 issuance of 25,000 options; expiration 2018 (f).	-	-	500,000
September 23, 2008 issuance of 25,000 options; expiration 2018 (f).	-	-	82,500

TOTALS:	117		$725,554

		Avg.
	Warrants	Ex. Price ($)	Valuation

Total Options / Warrants outstanding as of December 31, 2008	50,117	$55.00	725,554

Options / Warrants Issued (f)		-	582,500

Options / Warrants Expired / Cancelled (f)	(50,000)	$14.20	(582,500)

Options / Warrants Exercised	-	-	-

Total Options / Warrants outstanding as of December 31, 2009 (f)(g)	117	$1,723	725,554

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
DECEMBER 31, 2009 AND 2008

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

(f)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation. It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President. The options have an exercise price of $24.00 and carry a ten (10) year expiration period. The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement. During the year ended December 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan. As of December 31, 2009, the exchange had not been completed.

On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation. It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President. The options have an exercise price of $4.40 and carry a ten (10) year expiration period. The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the year ended December 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan. As of December 31, 2009, the exchange had not been completed.

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
DECEMBER 31, 2009 AND 2008

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

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2008 and 2009. As of December 31, 2009, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	175,000	17,325,000
2005 Stock Incentive Plan	7,000,000	70,000	6,930,000
2005 Stock Incentive Plan No. 2	2,000,000	20,000	1,980,000
2006 Stock Incentive Plan	23,000,000	230,000	22,770,000
2006 Stock Incentive Plan No. 2	30,000,000	275,000	29,725,000
2007 Stock Incentive Plan	70,000,000	700,000	69,300,000
2007 Stock Incentive Plan No. 2	97,500,000	975,000	96,525,000
2009 Stock Incentive Plan	259,000,000	24,530,000	234,470,000
2009 California Stock Incentive Plan	259,000,000	61,320,809	197,679,191

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 14 -	RELATED PARTY TRANSACTIONS

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

On January 12, 2007, the Company entered into an indemnity agreement with the Company’s President, who is also the Company’s Secretary and a director. Under the indemnity agreement, the Company issued 260,000 shares of its Series C Preferred Stock to the President to indemnify him for the loss he incurred as a result of the foreclosure by the lender on the shares, which the President had pledged. On the date of foreclosure, the President’s shares had a market value of approximately $260,000. The board of directors has determined that the President delivered the guarantee and pledged the shares in the course and scope of his employment, as an officer and director, and for benefit of the Company. The board of directors has further determined that the President’s conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, the best interests of the Company. The Company recorded a beneficial conversion expense of $292,500 as a result of the issuance of the Series C Preferred Stock. The issuance of the Series C Preferred Stock to the President effectively transferred control of the company to the President. The Company is currently negotiating the terms of indemnification of with the other former officer as a result of this foreclosure.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company. The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%). The new note is convertible into shares of the Company’s common stock at a conversion price of $0.0001 per share, due to variable rate adjustments. The Company recorded consulting expense of $200,000 and accrues interest in relation to the convertible promissory note.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Since management has determined that the existing liabilities and debt from the Company were all related to the issues involving these claims, the assets have been written down in consideration for the allowance already accrued by the Company. The Company has accrued the existing liabilities until validity can be determined. As of December 31, 2009, no outcome has been determined.

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

On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of December 31, 2009, the Company remains in default. The lessor has since repossessed the equipment.

On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against the Company’s indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

An action has been commenced in the Circuit Court of Pike County, Kentucky against the Company and its subsidiaries for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to the subsidiaries. This action was originally stayed against Gwenco as a result of Gwenco’s Chapter 11 filing. However, in March, 2008, the plaintiff obtained relief from stay and as a result the lawsuit has reopened against Gwenco. The matter is currently pending.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

There were 5 classes of Claims under the Plan: (i) Class 1—The Interstellar Duke claim, and the Debtor in possession claim in the aggregate amount of $3,062,051; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,417,786; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $199,213.

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

As of December 31, 2009, Gwenco had assets of $5,606,383, which included all of the mineral rights of the Company valued at $5,187,317 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $5,659,557, net of present value and beneficial conversion feature discounts in excess of $4.2 million. Of these liabilities, $3,480,546 was owed to Quest Minerals & Mining and Quest Energy, Ltd. These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at December 31, 2009. Gwenco also currently holds all of the Company’s current receivables, which are restricted to specific limitations under the exit facility.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company accounted for the reorganization in accordance with ASC 852 “Reorganization,” formerly American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). In accordance with ASC 852, entities whose plans have been confirmed by the court and have thereby emerged from Chapter 11 should apply the reporting principles required by the standard as of the confirmation date or as of a later date when all material conditions precedent to the plan’s becoming binding are resolved. The Company recognized the effect of the reorganization as of December 31, 2009 since the confirmation date of the Plan was October 12, 2009.

QUEST MINERALS AND MINING CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17 -	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through April 14, 2010.

On February 4, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $95,000 convertible promissory note. The note is due February 4, 2012 and bears interest at an annual interest rate of five percent (5%). The note is convertible into shares of the Company’s common stock at a conversion price of $0.0001 per share due to variable rate adjustments.

On February 26, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $55,000 convertible promissory note. The note is due February 26, 2012 and bears interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the five (5) trading days immediately preceding a conversion date.

On March 22, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note. The note is due March 22, 2011 and bears interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

From the period of January 1, 2010 to March 31, 2010, the Company issued an aggregate of 149,300,000 shares of common stock as stock awards for consulting and legal services. The shares were valued at the market price of the common stock on the date of the stock award.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See our Current Report on Form 8-K filed on February 20, 2009 and the amendment thereto filed on February 24, 2009 with respect to changes in accountants.

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

We did not design and maintain effective entity-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Specifically:

1.          We did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements and low materiality thresholds.  This material weakness contributed to the restatement of prior financial statements in the past and, if not remediated, has the potential to cause a material misstatement in the future.

2.          Due to the previously reported material weaknesses, as evidenced by previous restatements, as well as lack of formal documentation of systems and procedures, and lack of consistent application of record keeping procedures, management has concluded that the controls over the period-end financial reporting process were not operating effectively.  Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis.  These conditions constitute deficiencies in both the design and operation of entity-level controls.  A material weakness in the period-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

These significant deficiencies in the design and operation of our internal controls include the needs to hire additional staffing and to provide training to existing and new personnel in SEC reporting requirements and generally accepted accounting principles.  Furthermore, the deficiencies include the need for formal control systems for journal entries, recording of transactions, closing procedures, the preparation of financial statements, the need to form an independent audit committee as a form of internal checks and balances and oversight of our management, to implement budget and reporting procedures, and the need to provide internal review procedures for schedules, SEC reports, and filings prior to submission to the auditors and/or filing with the SEC.

These deficiencies have been disclosed to our Board of Directors.  Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures.  We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies.  We have appointed an independent director as a form of internal checks and balances and to provide oversight over management.  In addition, we are also seeking to improve our internal control over financial reporting by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review.  We will continue to take additional steps necessary to remediate the material weaknesses described above.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

The information under the captions “Election of Directors” and “Management—Executive Officers and Directors” in the information statement for our 2010 action by written consent is incorporated herein by reference.

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the information statement for our 2010 action by written consent is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation” in the information statement for our 2010 action by written consent is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the information statement for our 2010 action by written consent is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption “Certain Relationships and Related Transactions” in the information statement for our 2010 action by written consent is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information under the caption “Accountants Fees and Services” in the information statement for our 2010 action by written consent is incorporated herein by reference.

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

3.8
Certificate of Amendment to Certificate of Designation of Class A Preferred Stock of Quest Minerals & Mining Ltd. filed with the Nevada Secretary of State of December 19, 2007, incorporated by reference to Quest’s Current Report on Form 8-K filed on December 21, 2007.

3.9
Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Appendix A of Quest’s Definitive Information Statement on Form 14C filed on August 15, 2008.

3.10
Articles of Amendment to Articles of Incorporation of Quest Minerals & Mining Corp., incorporated by reference to Appendix A of Quest’s Definitive Information Statement on Schedule 14C filed on September 22, 2009.

4.1	Specimen Certificate of Quest Mineral & Mining Corp.’s common stock, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.2	Amended and restated convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.3	Form of amended and restated convertible promissory note, incorporated by reference to Quest’s Current Report on Form 8-K filed on June 17, 2006.

4.4	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.5	Secured promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.6	Form of convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.7	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.8	Promissory Note dated February 21, 2000, as amended, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.9	Commercial Installment Note dated January 20, 1997, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.10	Commercial Time Note dated February 21, 2000, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.11	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.12	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.13	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on October 25, 2005.

4.14	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.15	Form of Series A Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.16	Form of Series B Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.17	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.18	Amended and Restated Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.19	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.20	Convertible Promissory Note dated March 11, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

4.21	Convertible Promissory Note dated August 14, 2008, filed herewith.

4.22	Convertible Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

4.23	Settlement Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.24	Consulting Bonus Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.25	Amendment to Convertible Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.26	Fee Escrow Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.27	Demand Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.28	6% Convertible Promissory Note, filed herewith.

4.29	8% Convertible Promissory Note, filed herewith.

4.30	4% Convertible Promissory Note, filed herewith.

4.31	Amendment to Convertible Promissory Note, filed herewith.

4.32	5% Convertible Promissory Note, filed herewith.

4.33	8% Convertible Promissory Note, filed herewith.

4.34	12% Convertible Promissory Note, filed herewith.

4.35	12% Convertible Promissory Note, filed herewith.

4.36	8% Convertible Promissory Note, filed herewith.

10.1	Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 24, 2004.

10.2
Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on May 6, 2004.

10.3	William R. Wheeler Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.4	Eugene Chiaramonte, Jr. Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.5	William R. Wheeler Consulting Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.6	Eugene Chiaramonte, Jr. Indemnification Agreement, incorporated by reference to Quest’s Current Report on Form 8-K filed on January 30, 2007.

10.7	2006 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on May 9, 2006 (File No. 333-133939).

10.8	2006 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on September 28, 2006 (File No. 333-137645).

10.9	Coal Mining Agreement dated February 23, 2007, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.10	Stock Purchase Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.11	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.12	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.13	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.14	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.15	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.16	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.17	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.18	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.19	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.20	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.21	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.22	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.23	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.24	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.25	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.26	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.27	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.28	Forbearance Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.29	Conversion Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.30	Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.31	2007 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on February 26, 2007 (File No. 333-140872).

10.32	2007 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on November 26, 2007 (File No. 333-147612).

10.33	Convertible Note Purchase Agreement dated March 10, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

10.34	2009 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on June 19, 2010 (File No. 333-160107).

10.35	2009 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on June 19, 2010 (File No. 333-160108).

10.36	Exchange Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.37	Slater Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.38	Younger Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.39	Third Amended Plan of Reorganization of Gwenco, Inc., incorporated by reference to Quest’s Current Report on Form 8-K, filed on October 2, 2009.

10.40	Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

10.41	Bonus Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

10.42	Exchange Agreement, filed herewith.

10.43	Exchange Agreement, filed herewith.

10.44	Loan and Security Agreement, filed herewith.

21.1	Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

23.1	Consent of Independent Public Accountants, RBSM, LLP, filed herewith

31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

Signatures	Title	Date

/s/ Eugene Chiaramonte, Jr.	President and Director	April 15, 2010
Eugene Chiaramonte, Jr.

/s/ James Duncan	Director	April 15, 2010
James Duncan