Form 10-K/A
period 2009-12-31
Quest Minerals & Mining Corp
filed 2010-04-30
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.0001 par value
___________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No ☐

 Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

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

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Quest Minerals & Mining Corp. (the “Company”) for the fiscal year ended December 31, 2009 filed on April 15, 2010 (the “Original Filing”) is being filed for the purposes of including the information required in PART III (Items 10 though 14) of the report.

This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment No. 1.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Eugene Chiaramonte, Jr.	66	President, Secretary, and Director

James Duncan	44	Director

Eugene Chiaramonte, Jr. is Quest’s President and Secretary and a director.  Mr. Chiaramonte was appointed as Secretary and Vice President in February, 2004 and President in May, 2006.  Mr. Chiaramonte also serves as the President and sole director of our wholly owned subsidiary Gwenco, Inc. and serves as the President and director of our subsidiary Quest Minerals and Mining Corp., a Nevada corporation.  From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group.  He assumed the position of secretary and treasurer of the Auxer Group in 1998.  Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group’s subsidiary, CT Industries from June 1994 through 2003.  Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999.  Mr. Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000.

James Duncan  is one of Quest’s directors.  He was appointed as a director in September 2009.  Since 2003, Mr. Duncan has been VAT Manager at Sempra Energy Europe, a leading multi-commodity trading company in Europe that transacts extensively in power (including emissions), gas, coal, and oil markets.  He has also been a VAT Manager at a number of energy firms, including Williams Energy Marketing & Trading Europe Limited, Enron Europe, Ltd., and Louis Dreyfus Energy, Ltd.  From 2001 to 2004, Mr. Duncan worked with PricewaterhouseCoopers in the United Kingdom to recover VAT credits from around the European Union.  Mr. Duncan has also previously worked at Ernst & Young and Wagstaffs Chartered Accountants.  Mr. Duncan received his Bachelor of Arts in Accountancy from Stirling University in 1988.

Information about our Board and its Committees.

Quest does not have either an audit committee, compensation committee, or a nominating committee.  It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain a listing on the Pink Sheets or OTC Bulletin Board, since it only has two directors who would serve on any such committees in any event, and due to the additional and unnecessary costs associated with administering the committees.

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

Family Relationships

There are no family relationships between or among any of the current directors, executive officers, or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

Except as describe below, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time; except for Eugene Chiaramonte, who was an officer and director of our wholly owned subsidiary Gwenco, Inc., which filed for Chapter 11 reorganization in March 2007;

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

Director Independence

Our board of directors has determined that currently James Duncan qualifies as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2009, none of the  Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2009, 2008, and 2007.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Eugene Chiaramonte, Jr.	2009	$300,000 (1)	--	$9,000 (2)	--	--	$ 300,000
President and Secretary	2008	$240,000 (3)	--	--	$582,500 (4)		$ 822,500
	2007	$180,000 (5)		$366,000 (6)			$ 440,000

(1)	$291,000 of which has been accrued but not paid.
(2)
100,000 shares of our common stock were issued to Mr. Chiaramonte on June 25, 2009 for accrued and unpaid salary.  Our common stock had a value of $0.09 at the time of grant. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R

(3)	$207,000 has been accrued but not paid.
(4)
On July 3, 2008 we granted Mr. Chiaramonte a stock option to purchase up to 25,000 shares of our common stock at a price of $24.00 per share with a value of $500,000 at the time of grant.  In addition, on September 3, 2008, we granted Mr. Chiaramonte a stock option to purchase up to 25,000 shares of our common stock at a price of $4.40 per share with a value of $82,500 at the time of grant.  The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

(5)	$27,000 has been accrued but not paid.
(6)
$106,000 was paid as a stock award for accrued salary.  In addition, Mr. Chiaramonte received 260,000 shares of Series C Preferred Stock to indemnify him from a loss suffered in respect of a personal guarantee on a loan agreement.

Share and price amounts set forth hereunder reflect the 1-for-100 reverse stock split affectuated on August 4, 2009.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2009.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)(2)
					Number of Shares of Stock or Units (#)(1)	Number of Securities Underlying Options (#)
Eugene Chiaramonte	6/25/2009	6/25/2009			100,000			$9,000

(1)	Share and price amounts set forth hereunder reflect the 1-for-100 reverse stock split effectuated on August 4, 2009.
(2)	Our common stock had a value of $0.09 at the time of grant. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards to any Named Executive Officers that were outstanding at the end of Fiscal 2009.  During the year ended December 31, 2009, we entered into an agreement with Mr. Chiaramonte pursuant to which the options previously issued to him in Fiscal 2008 were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon our adoption of a new stock incentive plan. As of December 31, 2009, the exchange had not been completed.

Option Exercises and Stock Vested

There were no outstanding equity awards to any Named Executive Officers that were outstanding at the end of Fiscal 2009.

Employment Agreements

On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which Quest employs Mr. Chiaramonte as its Vice President.  The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement.  In addition, Mr. Chiaramonte received options to purchase up to 5,000,000 shares of Quest’s common stock at an exercise price of $0.05 per share.  The options will vest as follows:  (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon Quest’s receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement.

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

Name	Termination without cause(1)	Termination due to death or diasability(2)
Eugene Chiaramonte	$150,000-$180,000	$360,000-$660,000

(1)	Employee entitled to six months severance at the then applicable base salary rate. Mr. Chiaramonte’s base salary in the remaining years under his contract are $300,000 and $360,000.

(2)
Employee is entitled to all base salary due under the remaining term of the employment agreement Mr. Chiaramonte’s base salary in the remaining  years under his contract are $240,000, $300,000 and $360,000.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting Quest’s business.  From time to time, Quest may engage certain members of the board of directors to perform services on Quest’s behalf.  In such cases, Quest compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We have agreed to pay Mr. Duncan a director’s fee of $3,000 per month.  However, Mr. Duncan has agreed to defer all fees due him  until the end of his three year term.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2009.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which Quest’s equity securities have been authorized for issuance as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	$ --	--
Equity compensation plans not approved by security holders (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	--	$ --	676,704,191
Total	--	$ --	676,704,191

(1)
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

(2)
2004 Stock Option Plan. The purpose of our 2004 Stock Option Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 17,500,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 175,000 shares and have reserved no shares for option grants.

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

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock.  Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation, or development of the company.

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

(3)
2005 Stock Incentive Plan. The purpose of our 2005 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 7,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 70,000 shares and have reserved no shares for option grants.

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

(4)
2005 Amended and Restated Stock Incentive Plan No. 2. The purpose of our 2005 Amended and Restated Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 2,000,000 shares, subject to adjustment, and to date, we have issued 20,000 shares and have reserved no shares for option grants.

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

(5)
2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 23,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 230,000 shares.

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

(6)
2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 30,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 275,000 shares and have reserved no shares for option grants.

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

(7)
2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 70,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 700,000 shares.

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

(8)
2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 97,500,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 975,000 shares and no options.

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

(9)
2009 Stock Incentive Plan. The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 259,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 24,530,000 shares.

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

(10)
2009 California Stock Incentive Plan. The purpose of our 2009 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who reside in California and have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 259,000,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 61,320,809 shares.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 6, 2010 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from April 6, 2010, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from April 6, 2010.

Name And Address (1)	Number Of Common Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)

Eugene Chiaramonte, Jr.	464,285,714 (4)	26.62%	98.5%

All directors and officers as a group (1 person)	464,285,714 (4)	26.62%	98.5%

(1)	Unless otherwise noted, the address is 18B East 5th Street, Paterson, NJ 07524.
(2)	Based on 1,280,130,661 common shares, 10,726 shares of series A preferred stock, 48,234 shares of series B preferred stock and 260,000 shares of series C preferred stock issued and outstanding.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 1,280,130,661 votes.  Holders of our Series A preferred stock are not entitled to vote.  Holders of our series B preferred stock are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of series B preferred stock held by such holder are convertible for a total 12,500 votes.  Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series C preferred stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008, for a total of approximately 86,745,486,071 votes.

(4)
Includes shares issuable upon conversion of 260,000 shares of series C preferred Stock.  Each share of series C preferred stock is convertible into that number of shares of common stock determined by dividing each share of series C preferred stock by 100% of the 5 day average closing price of our common stock for the day immediately preceding conversion, which was $0.00056.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 13, 2009, we issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., our President.  The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of our common stock at a conversion price of $0.001 per share, subject to adjustment.

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

Pursuant to the articles of amendment to articles of incorporation establishing the Class C Preferred Stock, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2010.  RBSM LLP audited our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008.

Audit Fees

RBSM LLP billed $50,000 in fees for our 2009 annual audit, $30,000 in fees for the review of our quarterly financial statements in 2009, and $50,000 for our 2008 annual audit.  Kempisty & Company billed us $12,000 in fees for the review our quarterly financial statements in 2008.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above in 2009 or 2008.

Tax Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, or tax planning in 2009 or 2008.

All Other Fees

In 2009, we paid RBSM $7,500 for review of our annual report on Form 10-K, $5,000 for work in connection with our registration statements on Form S-8, and $0 for all other fees.  In 2008, Kempisty & Company did not bill us for any other services.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by RBSM LLP and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services RBSM LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Our pre-approval policies and procedures provide for the board of directors’ pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved.  The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year.  The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (b) Exhibits

        The exhibits filed herewith are listed on the Exhibit Index.

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

Signatures	Title	Date

/s/ Eugene Chiaramonte, Jr.	President and Director	April 30, 2010
Eugene Chiaramonte, Jr.

/s/ James Duncan	Director	April 30, 2010
James Duncan

INDEX TO EXHIBITS
To Amendment No. 1 to Annual Report on Form 10-K/A

Exhibit No.	Description

31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), filed herewith
32.1	Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.