Form 10-Q
period 2010-03-31
Quest Minerals & Mining Corp
filed 2010-05-24
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Large accelerated filter ☐		Accelerated filter ☐

Non-accelerated filter☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 24, 2010, 1,956,466,735 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

PART 1:	FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

QUEST MINERALS & MINING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Current Assets
Cash	$91,718	$7,254
Receivables	150,100	112,282
Prepaid expenses	74,869	8,227
Total Current Assets	316,687	127,763

Other Assets:
Leased Mineral Reserves, net	5,180,724	5,187,317
Mine development, net	84,907	113,207
Equipment, net	124,162	133,184
Deposits	49,074	48,986

TOTAL ASSETS	$5,755,554	$5,610,457

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 3)	$3,163,792	$3,060,061
Loans payable-current portion, net (Note 4)	932,567	996,995

Total Current Liabilities	4,096,359	4,057,056

Long-Term Liabilities:
Loans payable-long term portion, net (Note 4)	1,959,154	2,075,927
Restructured debt - long term portion, net (Note 4)	1,315,739	558,833
Related party loans, net (Note 4)	654,488	300,468

Total Long-Term Liabilities	3,929,381	2,935,228

TOTAL LIABILITIES	8,025,740	6,992,284

Commitments and Contingencies (Note 7)	-	-

Deficiency in Stockholders' Equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 20,726 shares	21	21
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 6) issued and outstanding 1,300,130,661 and 349,144,782 shares as of March 31, 2010 and December 31, 2009, respectively	130,013	34,914

Common stock to be issued	5,648	5,648

Equity allowance	(587,500)	(587,500)

Paid-in capital	69,967,904	69,813,168
Accumulated Deficit	(71,786,581)	(70,648,386)

Total Deficiency in Stockholders' Equity	(2,270,186)	(1,381,827)

TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$5,755,554	$5,610,457

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Coal revenues	$683,505	$330,313
Production costs	(974,300)	(632,730)

Gross profit (loss)	(290,795)	(302,417)

Operating expenses:
Selling, general, and administrative	223,316	338,359
Depreciation and amortization	43,915	40,619

Total Operating Expenses	267,231	378,978

Net Loss from Operations	(558,026)	(681,395)

Other income (expense):
Gain (loss) on debt settlements	-	34,361
Interest, net	(580,169)	(140,893)

Net loss before income taxes	(1,138,195)	(787,927)

Provision for Income taxes	-	-

Net Loss	$(1,138,195)	$(787,927)

Basic and diluted (loss) per common share	$(0.00)	$(0.16)

Weighted average common shares outstanding	678,909,288	4,795,372

The accompanying notes are an integral part of these condensed consolidated financial statements

QUEST MINERALS & MINING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Operating Activities
Net loss	$(1,138,195)	$(787,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,915	40,619
Stock issued for interest	10,467	-
Stock issued for services	165,310	240,536
Gain on debt settlements	-	(34,361)
Amortization of discount on convertible notes- interest expense	387,796	36,432
Amortization of deferred issuance costs	-	226
Amortization of royalty costs	2,122	3,386
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(37,818)	1,230
(Increase) decrease in prepaid expenses	(66,642)	1,993
Increase in accounts payable and accrued expenses	181,696	185,672
Net cash used in operating activities	(451,349)	(312,194)

Investing Activities
Mine development	-	-
Equipment purchased	-	(12,000)
Restricted cash	-	11,191
Security deposits	(88)	(2,529)
Net cash used in investing activities	(88)	(3,338)

Financing Activities
Repayment of borrowings	(668,626)	(9,010)
Proceeds from DIP Financing	-	280,000
Borrowings	1,204,527	31,659
Net cash provided by financing activities	535,901	302,649

Increase (decrease) in cash	84,464	(12,883)
Cash at beginning of period	7,254	13,439
Cash at end of period	$91,718	$556

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$-	$989

Income taxes	$-	$-

Non-cash financing activites:
Principal Note Conversions	$431,933	$417,000

The accompanying notes are an integral part of these condensed consolidated financial statements

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States.  These financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Annual Report on Form 10-K of Quest Minerals & Mining Corp. (“we,” “our,” “us” or the “Company”) for the year ended December 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  The results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, the financial statements contain all adjustments (consisting of normal recurring accruals), which, in our opinion, are necessary to present fairly our consolidated financial position at March 31, 2010, our consolidated results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Quest Minerals & Mining, Ltd. (“Quest Ltd.”), Quest Energy, Ltd. (“Quest Energy”), E-Z Mining Co., Inc. (“E-Z Mining”), and Gwenco, Inc. (“Gwenco”).  Significant intercompany transactions and accounts are eliminated in consolidation.

Fair Value of Financial Instruments

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations nor cash flows. The carrying value of current and non-current loans payable, restructured debt and related party loans, as reflected in the balance sheets, approximate its fair values.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. . The Company incurred net losses from operations of $558,026 and $681,395 for the periods ended March 31, 2010 and 2009 and had a working capital deficit (current assets less current liabilities) of $3,779,672 and $3,929,293 at March 31, 2010 and December 31, 2009, respectively. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update, amending disclosure requirements related to Fair Value Measurements and Disclosures, as follows:

1.	Significant transfers between Level 1 and 2 shall be disclosed separately, including the reasons for the transfers; and
2.	Information about purchases, sales, issuances and settlements shall be disclosed separately in the reconciliation of activity in Level 3 fair value measurements.

This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.

Effective January 1, 2010, the Company applied ASU No. 2009-17, which requires consolidation of certain special purpose entities that were previously exempted from consolidation.  The revised criteria define a controlling financial interest for requiring consolidation as: the power to direct the activities that most significantly affect the entity’s performance, and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The initial adoption had no effect on the Company’s financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the SEC has stated the presumption that for certain shareholders escrowed shares represent a compensatory arrangement.  2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position.  The Company does not believe this pronouncement will have any material impact on its financial position, results of operations, or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”).  2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification.  Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.”  2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.  Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010, the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.”  2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares.  Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In April 2010, the FASB issued an accounting standard update, amending disclosure requirements related to income taxes, as a result of the Patient Protection and Affordable Care Act (“PPACA”), which became law on March 23, 2010, and was subsequently amended on March 30, 2010.  The adoption of this accounting standard update did not have a material impact on our financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 2 -	PLAN OF REORGANIZATION

In 2009, the United States Bankruptcy Court for the Eastern District of Kentucky confirmed Gwenco’s Plan of Reorganization (the “Plan”) pursuant to Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  The Plan became effective on October 12, 2009.  See Note 16 to our consolidated financial statements as of December 31, 2009 and 2008 and for each of the years then ended, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of the Plan and its effect on our financial statements.

NOTE 3 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	March 31,	December 31,
	2010	2009
	(unaudited)
Accounts payable	$1,152,455	1,074,035
Accrued royalties payable (a)	169,634	125,894
Accrued bank claim (b)	650,000	650,000
Accrued taxes	87,315	87,315
Accrued interest (c)	251,666	220,095
Accrued expenses (d)	852,722	902,722
	$3,163,792	$3,060,061

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in each lease agreement.  As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  In addition, the Company has granted overriding royalties to third parties.  Unless otherwise provided in the Plan, all accrued amounts due under the leases and overriding royalty obligations are due on or before October 12, 2012.   As a result, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213.  As of March 31, 2010, the Company owed approximately $169,634 in current lease and/or royalty payments.

Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  (See Note 4.)

In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  This amount is currently being amortized over the life of the underlying note involved in the financing.  (See Note 4.)

(b)
Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of March 31, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 4 -	NOTES PAYABLE

Notes payable consist of the following:	March 31,	December 31,
	2010	2009
	(Unaudited)
QUEST MINERALS & MINING CORP.
0% Notes Due on Demand (a).	$202,864	$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
5% Unsecured Advances Due on Demand (c).	130,857	130,857
6% Convertible Notes Due 2011 (c).	876,418	1,044,580
6% Convertible Notes Due 2011 (d).	1,000,000	1,000,000
6% Convertible Notes Due 2011 (e).	179,000	200,000
0% Notes Due on Demand (f).	482,171	480,434
10% Convertible Notes due 2008 (g).	10,000	10,000
6% Convertible Notes due 2010 (h).	2,300	27,304
8% Convertible Notes due 2010 (i).	31,330	117,010
8% Convertible Notes due 2011 (j).	25,000	25,000
6% Convertible Notes due 2014 (k).	57,500	90,500
4% Convertible Notes due 2011 (l).	7,500	30,000
8% Convertible Notes due 2011 (m).	50,000	50,000
12% Notes Due on Demand (n).	12,500	12,500
6% Notes Due on Demand (o).	10,000	10,000
5% Convertible Notes due 2012 (p).	95,000	-
8% Convertible Notes due 2012 (q).	55,000	-
8% Convertible Notes due 2011 (r).	50,000	-
QUEST ENERGY, LTD.
8% Summary Judgment (s).	35,000	35,000

GWENCO, INC.: (Restructured Debt)
CLASS 1 – Secured Claim with conversion option (t).	1,157,104	1,753,377
CLASS 1 – Secured claim with conversion option (u)	2,488,275	3,207,376
CLASS 3 – Unsecured Claims (v)	391,741	413,741
CLASS 3 - Unsecured Claims with conversion option (w)	319,062	319,062
CLASS 5 – Cured Claims (x)	199,213	199,213

GWENCO, INC.: (Related-Party Loans)
CLASS 3 - Unsecured Claim with conversion option (y).	606,967	651,967
Total Debt	8,499,801	10,035,785
Current Portion	992,022	1,050,969
Less: Unamortized debt discount on Current Portion	(59,455)	(53,974)
Total Notes Payable – Current Portion, net	932,567	996,995

Long-Term Debt:	$7,507,779	$8,984,816
Less: Unamortized present value and debt discount on
Long-Term Debt	(3,578,398)	(6,049,588)
Total Long-Term Debt, net	$3,929,381	$2,935,228

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are unsecured and due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $20,000 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.   As of March 31, 2010, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.  This default should not have any material impact on the Company.

(c)
Since 2006 through March 31, 2010, a third party investor, and its successor in interest, has advanced operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On June 26, 2009, the Company entered into an exchange agreement with the successor in interest, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  During the three months ended March 31, 2010, the holders have made various conversions to the principal and interest outstanding.

As of March 31, 2010, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

(d)
On July 11, 2009, the Company and Gwenco entered into a settlement and release agreement with the Company’s largest lender to resolve various disputes that had arisen between the Company and the lender.  Pursuant to the settlement agreement, the lender waived certain defaults under various debt obligations.  In addition, the lender extended the maturity date on Gwenco’s Debtor In Possession Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.  In exchange for this consideration, Quest issued the lender a new convertible promissory note in the aggregate principal amount of $1,000,000.  The note is due July 11, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

(e)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  The Company recorded interest expense for $2,850 as of March 31, 2010 in relation to the convertible promissory note.

(f)
Periodically, the Company receives cash advances from unrelated third party investors.  Since these advances are open accounts, are unsecured, and have no fixed or determined dates for repayment, the amounts carry a 0% interest rate.

(g)
On May 1, 2007, the Company entered into a settlement and release agreement with a third party pursuant to which the Company issued a convertible secured promissory note in the principal amount of $10,000.  The note was due on May 1, 2008, is unsecured, and bears interest at the annual rate of ten percent (10%).  The note is convertible into the Company’s common shares at a fixed rate of $160 per share.   The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of the Company.  As of March 31, 2010, the Company was in default of this obligation.  This default should not have any material impact on the Company.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  During the three months ended March 31, 2010, the holders have made partial conversions of principal and interest due under these notes.

(i)
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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discounted amortization was revised to $219,218.  As of March 31, 2010, unamortized discount of $10,705 remains.

In addition, the Company recognized and measured $25,544 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

(j)
On September 16, 2009, the Company issued a convertible promissory note to a third party investor for facilitation of a receivables escrow arrangement pursuant to Gwenco’s Debtor-In-Possession financing.  The note is due September 16, 2011, is unsecured, and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, an unamortized discount of $525 remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

(k)
On October 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness, for a new convertible promissory note in the aggregate principal amount of $125,000.  The new note is due October 14, 2014, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  During the three months ended March 31, 2010, the holders have made various conversions to the principal and interest outstanding.  During the three months ended March 31, 2010, the note was amended to reduce the interest rate to 5% and to amend certain adjustment terms in the conversion price.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $52,288 still remains.

(l)
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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $28,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $6,098 still remains.

(m)
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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $31,064 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $24,612 still remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

(n)
On August 28, 2009, the Company borrowed $12,500 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of twelve percent (12%).

(o)
On January 16, 2009, the Company borrowed $10,000 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of six percent (6%).

(p)
On February 4, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $95,000 convertible promissory note for a purchase price of $75,000.  The note is due February 4, 2012 and bears interest at an annual interest rate of five percent (5%).  The note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share, subject to adjustment.  The Company recorded a note discount of $20,000, which is being amortized over the term of the note.

(q)
On February 26, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $55,000 convertible promissory note for a purchase price of $50,000.  The note is due February 26, 2012 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the five (5) trading days immediately preceding a conversion date.  The Company recorded a note discount of $5,000, which is being amortized over the term of the note.

(r)
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

(s)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of March 31, 2010, the Company remains in default.  The lessor has since repossessed the equipment.

(t)
Under Gwenco’s Plan of Reorganization, a judgment in favor of Interstellar Holdings, LLC was classified as a Class 1 Claim and was satisfied by the issuance to Interstellar Holdings of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,093,771 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $993,508 still remains.

(u)
Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco, which Gwenco used to pay off its Debtor In Possession Total Facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock.  In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,968,281 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $1,787,855 still remains.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

(v)
Certain unsecured promissory notes which Gwenco assumed in connection with a settlement agreement with a former owner were classified as unsecured Class 3 Claims in Gwenco’s Plan of Reorganization.  These claims will be satisfied by cash payments equal to the value of their claim on the earlier of (i) October 12, 2014 or (ii) the date on which, in Gwenco’s sole discretion, proceeds from the exit facility are sufficient to satisfy the claims.  Further, these claimholders shall receive their pro-rata share of royalty payments to reduce their claims.

(w)
Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  Each former owner has the right to convert up to $40,000 of his or her claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,634 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2010, the unamortized discount of $1,389 still remains.

(x)
Pursuant to the Plan, most of the existing royalties which accrued up until the effective date, were re-categorized as unsecured Cure Claims totaling $199,213.  These claim amounts are now due on or before October 12, 2012.  (See Note 16.)

(y)
Certain promissory notes issued to a former stockholder of Gwenco were classified as unsecured Class 3 Claims in Gwenco’s Plan of Reorganization.  The claims are also guaranteed by the Company and Quest Ltd. and are secured by 50% of Quest Ltd.’s ownership of Gwenco.  The former stockholder also has the has the right to convert up to $15,000 of the claim each month into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.  The Company recorded interest expense of $30,703 as of March 31, 2010 related to the present value discount of the unsecured claims.

Reclassification

During the three months ended March 31, 2010, the Company revised its methodology of estimating the fair value of obligations modified as a result of the confirmation of Gwenco’s Plan of Reorganization.  This resulted in a reclassification of approximately $480,000 from additional paid in capital to restructured debt.

NOTE 5 -	INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2010.

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

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 6 -	COMMON STOCK

During the three months ended March 31, 2010, the Company issued an aggregate of 149,300,000 shares of common stock for consulting and legal services.  Expense of $165,310 was recorded related to these shares, which was the market value of such shares issued at an aggregate price $0.001107 per share.

During the three months ended March 31, 2010, the holders of 7% convertible promissory notes effectuated a final conversion of 6,658,333 shares of common stock at a conversion price of $0.00084 per share to satisfy the remaining $5,593 of accrued interest.

During the three months ended March 31, 2010, the holders of 8% convertible promissory notes due August 14, 2010, effectuated a series of partial conversions and were issued an aggregate of 120,000,000 shares of common stock at a conversion price of $0.00071 per share.  In the aggregate, these issuances reduced the debt by $85,680 in principal.

During the three months ended March 31, 2010, the holders of 4% convertible promissory notes due December 14, 2011, effectuated a series of partial conversions and were issued an aggregate of 28,058,312 shares of common stock at a conversion price of $0.0008 per share.  In the aggregate, these issuances reduced the debt by $22,500 in principal.

During the three months ended March 31, 2010, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 58,000,000 shares of common stock at a conversion price of $0.00036 per share.  In the aggregate, these issuances reduced the debt by $21,000 in principal.

During the three months ended March 31, 2010, the holders of 5% convertible promissory notes due October 14, 2014, effectuated a series of partial conversions and were issued an aggregate of 72,000,000 shares of common stock at a conversion price of $0.00046 per share.  In the aggregate, these issuances reduced the debt by $33,000 in principal.

During the three months ended March 31, 2010, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 375,000,000 shares of common stock at a conversion price of $0.00046 per share.  In the aggregate, these issuances reduced the debt by $168,163 in principal and $2,837 in accrued interest.

During the three months ended March 31, 2010, the holders of 6% convertible promissory notes due June 6, 2010, effectuated a series of partial conversions and were issued an aggregate of 27,040,720 shares of common stock at a conversion price of $0.001 per share.  In the aggregate, these issuances reduced the debt by $25,004 in principal and $2,037 in accrued interest.

During the three months ended March 31, 2010, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 34,928,514 shares of common stock at an average conversion price of $0.00129 per share.  In the aggregate, these issuances reduced the debt by $45,000 in principal.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

During the three months ended March 31, 2010, the holders of a Class 1 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option within the Exit Facility terms pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 80,000,000 shares of common stock at an average conversion price of $0.00039 per share.  In the aggregate, these issuances reduced the debt by $31,586 in principal.

NOTE 7 -	COMMITMENTS AND CONTINGENCIES

Valley Personnel Services.  On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.

Community Trust Bank.  Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of March 31, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  We have previously recorded an accrual of $650,000 for our best estimate of probable loss related to this matter.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

Personal Injury. An action has been commenced in the Circuit Court of Pike County, Kentucky against the Company and its subsidiaries for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to the subsidiaries.  The action has since been dismissed without prejudice.

Fidler.  In the fourth quarter of 2008, a former attorney for the Company commenced an action alleging breach of contract for unpaid legal fees.  The Company has denied the allegations and is actively defending the matter.  Furthermore, the Company has filed a counterclaim against the attorney alleging legal malpractice in connection with the attorney’s representation of the Company in several matters.  The matter is set for trial in June 2010.

Potential SEC Action.  In October 2008, the Company received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against the Company based on the Company’s financial statements and other information contained in reports filed with the Commission for the period 2004 and thereafter.  The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  The Company contends that the Company did not commit any wrongdoings or the violations referred to in the Notice.  The Company cannot predict whether the Commission will follow the recommendations of the staff and file suit against the Company.  If any enforcement proceeding is instituted by the Commission, and intends to vigorously defend itself against the Commission’s claims.

QUEST MINERALS AND MINING CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

NOTE 8 -	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through May 24, 2010.

From the period of April 1 to May 24, 2010, the Company issued an aggregate of 125,000,000 shares of common stock for consulting and legal services.  The shares were valued at the market price of the common stock on the date of the stock award.

From the period of April 1 to May 24, 2010, the holders of 8% convertible promissory notes due August 14, 2010, effectuated a series of partial conversions and were issued an aggregate of 80,000,000 shares of common stock at a conversion price of $0.00035 per share.  In the aggregate, these issuances reduced the debt by $28,000 in principal.

From the period of April 1 to May 24, 2010,, the holders of 4% convertible promissory notes due December 14, 2011, effectuated a series of partial conversions and were issued an aggregate of 23,076,923 shares of common stock at a conversion price of $0.00033 per share.  In the aggregate, these issuances reduced the debt by $7,500 in principal.

From the period of April 1 to May 24, 2010, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 50,000,000 shares of common stock at a conversion price of $0.0001 per share.  In the aggregate, these issuances reduced the debt by $5,000 in principal.

From the period of April 1 to May 24, 2010,, the holders of 5% convertible promissory notes due October 14, 2014, effectuated a series of partial conversions and were issued an aggregate of 60,000,000 shares of common stock at a conversion price of $0.0001 per share.  In the aggregate, these issuances reduced the debt by $6,000 in principal.

From the period of April 1 to May 24, 2010, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 100,000,000 shares of common stock at a conversion price of $0.0001 per share.  In the aggregate, these issuances reduced the debt by $10,000 in principal.

From the period of April 1 to May 24, 2010, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 68,259,151 shares of common stock at an average conversion price of $0.00044.  In the aggregate, these issuances reduced the debt by $30,000 in principal.

From the period of April 1 to May 24, 2010, the holders of a Class 1 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option within the Exit Facility terms pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 150,000,000 shares of common stock at an average conversion price of $0.00018 per share.  In the aggregate, these issuances reduced the debt by $26,600 in principal.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Quest’s consolidated financial statements and related notes included in this report.

This report and the documents to which we refer you and incorporate into this report by reference contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, from time to time, we or our representatives may make such forward-looking statements orally or in writing.  These are statements that relate to future periods and include statements regarding our future strategic, operational, and financial plans, anticipated capital expenditures, projected cash flows, borrowings and other sources of funding, anticipated or projected revenues, expenses, and operational growth, the adequacy of our current equipment and supplies as well as our ability to obtain additional equipment and supplies, and our ability to expand our operations.

The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” “plans,” “target,” “goal,” “objective,” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

All forward-looking statements in this document are based on information currently available to Quest as of the date of this report, and Quest assumes no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following:

(i)	our cash flows, results of operations, or financial condition;

(ii)	our ability to continue as a going concern;

(iii)	the possibility that the assets of our wholly owned subsidiary, Gwenco, Inc., could be liquidated in the future if its bankruptcy case is converted to a Chapter 7 liquidation;

(iv)	our need to continue to finance our operations through additional borrowings or other capital financings, which may not be available as needed;

(v)	our substantial indebtedness outstanding and significantly leveraged operations;

(vi)	our ability to timely obtain necessary supplies and equipment;

(vii)	the impact of the recent mine explosion at the Upper Big Branch mine in West Virginia;

(viii)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

(ix)
legal and administrative proceedings, settlements, investigations and claims and the availability of insurance coverage related thereto, including, but not limited to, any SEC enforcement action that may be brought in the future;

(x)	our interpretation and application of accounting literature, including, but not limited to, literature related to mining specific issues;

(xi)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

(xiii)	inherent complexities which make it more difficult and costly to mine in Central Appalachia than in other parts of the United States;

(xiv)	our production capabilities to meet market expectations and customer requirements;

(xv)	the cost and availability of transportation for our produced coal;

(xvi)	our ability to obtain and renew permits necessary for our existing and any future operations in a timely manner;

(xvii)	our ability to expand our mining capacity;

(xviii)	our ability to manage production costs, including labor costs;

(xix)	adjustments made in price, volume, or terms to existing coal supply arrangements;

(xx)	the worldwide market demand for coal, electricity, and steel;

(xxi)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xxii)	our reliance upon and relationships with our customers and suppliers;

(xxiii)	the creditworthiness of our customers and suppliers;

(xxiv)	the lack of insurance against all potential operating risks;

(xxv)	competition among coal and other energy producers, in the United States and internationally;

(xxvi)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xxvii)	future economic or capital market conditions;

(xxviii)	the availability and costs of credit, surety bonds, and letters of credit that we require;

(xxix)	foreign currency fluctuations;

(xxx)	the successful completion of acquisition, disposition, or financing transactions and the effect thereof on our business; and

(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

We include these cautionary statements in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 as well as the “bespeaks caution” doctrine.  Any forward-looking statements should be considered in context with the various disclosures made by us about our company in our public filings with the SEC, including, without limitation, the Risk Factors more specifically described in our annual report on Form 10-K for the year ended December 31, 2009, as amended.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing unless required by securities law, and we caution the reader not to rely on them unduly.

General

We acquire and operate energy and mineral related properties in the southeastern part of the United States.  We focus our efforts on operating properties that produce quality compliance blend coal, generating revenues and cash flow through the mining, processing, and selling of the coal located on these properties.

Quest is a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest, Ltd., which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy, and of Gwenco, Inc., a Kentucky corporation, or Gwenco.  Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, and of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine.

Gwenco leases over 700 acres of coal mines, with approximately 12,999,000 tons of coal in place in six seams.  In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

In 2009, the United States Bankruptcy Court for the Eastern District of Kentucky confirmed Gwenco’s Plan of Reorganization (the “Plan”) pursuant to Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  The Plan became effective on October 12, 2009.  A description of the Plan and a copy of the Plan are set forth in our Current Report on Form 8-K dated October 2, 2009.

First Quarter 2010 Developments

Operations Overview.  In the first quarter of 2010, we continued to conduct mining operations without having to shut down our operations for the second consecutive quarter.  As a result, we generated coal revenues of $0.68 million for the first quarter of 2010, compared to $0.33 million for the first quarter of 2009.  Although we did not have to shut down our operations during the quarter, we did encounter temporary delays and stoppages, due to either breakdowns in equipment, a lack of necessary supplies, weather-related production issues, or regulatory inspections.  We continue to encounter thicker coal seams as we advance further into the mine.

While certain general business conditions continue to improve, the continued effects of the recent recession, credit crisis, and related turmoil in the global financial system has had and may continue to have a negative impact on our business, financial condition, and liquidity.  We may face significant future challenges if conditions in the financial markets do not continue to improve.  Worldwide demand for coal has been adversely impacted by the global recession, but the steel industry and the global metallurgical coal markets have shown signs of improvement.  If this trend continues, coal demand should increase and improve our opportunities to sell our coal products at higher prices.

West Virginia Explosion.  On April 5, 2010, an explosion occurred at the Upper Big Branch mine in Montcoal, West Virginia, operated by Performance Coal Company, a subsidiary of Massey Energy.  According to news reports, the explosion resulted in 29 fatalities.  We are deeply saddened by the loss of these members of the industry.  In response to this tragedy, the Federal Mine Safety and Health Administration (“MSHA”) conducted inspections of most mines in the region, including Pond Creek.  As a result of these inspections, MSHA issued an order to Gwenco to take certain precautionary measures, including upgrades to its ventilation system, CO system, and airlock system.  In addition, MSHA conducted simulated evacuations and conducted underground training seminars.  Gwenco ceased mining operations during this period in order to allow the inspections, implement the precautionary measures, and conduct the simulations and training.  Gwenco reopened the mining operations approximately two weeks after the inspections commenced.   We are unable to ascertain or estimate at this time what additional effect the explosion will have on our current or future operations, or whether our operations will become subject to additional regulation.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect its more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Coal Acquisition Costs

The costs to obtain coal lease rights are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.  Amortization occurs either as we mine on the property or as others mine on the property through subleasing transactions.

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

Revenue Recognition

Coal sales revenues are sales to customers of coal produced at our operations.  We recognize revenue from coal sales at the time title passes to the customer.  Under the typical terms of sale, title and risk of loss transfer to the customer at the mine (or dock, or port) where coal is loaded to the truck (or rail, barge, ocean-going vessel, or other transportation source) that serves our mines.

Income Taxes

We provide for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of March 31, 2010, we had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to our net operating loss carry forward was fully offset by a valuation allowance.  However, we have not filed our corporate income tax returns since 2002.

Fair Value

Our financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at March 31, 2010.

Earnings loss per share

We adopted FASB ASC Topic 260, “Earnings per Share”, which provides for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings similar to fully diluted earnings per share; however, the potential dilution becomes anti-dilutive in the case of a loss and, therefore, basic and fully diluted loss per share are the same.

Stock Split

All references to common stock and per share date have been retroactively restated to account for the 1 for 10 reverse stock split effectuated on November 4, 2008.

All references to common stock and per share date have been retroactively restated to account for the 1 for 100 reverse stock split effectuated on August 4, 2009.

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent pronouncements from the Public Company Accounting Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2010	2009

Coal revenues	$683,505	$330,313
Production costs	(974,300)	(632,730)
Selling, general, and administrative	(223,316)	(338,359)
Depreciation and amortization	(43,915)	(40,619)

Operating (loss)	(558,026)	(681,395)

Comparison of the three months ended March 31, 2010 and 2009

Coal Revenues.  Our coal revenues were $683,505 for the three months ended March 31, 2010, as compared to $330,313 for the three months ended March 31, 2009, an increase of approximately 107%.  Our increase in revenues was due to our increased level of mining operations in the first quarter of 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis as compared to the prior period.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $974,300 for the three months ended March 31, 2010 as compared to $632,730 for the three months ended March 31, 2009, an increase of approximately 54%.  As a percentage of sales, our productions cost decreased from 192% to 143%.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $223,316 for the three months ended March 31, 2010, from $338,359 for the three months ended March 31, 2009.   The decrease resulted from reductions in consulting and professional fees.

Depreciation and amortization.  Depreciation expense increased to $43,915 for the three months ended March 31, 2010, from $40,619 for the three months ended March 31, 2009.  The increase results from our putting additional equipment into service in 2009.

Operating loss.  We incurred an operating loss of $558,026 for the three months ended March 31, 2010, compared to an operating loss of $681,395 for the three months ended March 31, 2009.   We had lower operating losses in the first quarter of 2010 as compared to the comparable period of 2009 primarily from increase in coal revenues as well as a decrease in selling, general, and administrative expenses.

Interest.  Interest expense increased to $580,169 for the three months ended March 31, 2010 from $140,893 for the three months ended March 31, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of our restructured debt obligations pursuant to Gwenco’s plan of reorganization.  It also results from additional borrowings which occurred in 2009.

Gain on debt settlements.  We recorded no gain or loss on debt settlements in the three months ended March 31, 2010, as opposed to a gain of $34,361 on loan settlements from the prior comparable period.  The gain on loan settlement in the first quarter of 2009 resulted from the settlement of an outstanding litigation.

Liquidity and Capital Resources

We have financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2010 was $3,779,672.  We had cash of $91,718 as of March 31, 2010.

We used $451,349 of net cash in operating activities for the three months ended March 31, 2010, compared to using $312,194 in the three months ended March 31, 2009.  Cash used in operating activities for the three months ended March 31, 2010 was due to our net loss of $1,138,195, an increase in accounts receivable of $37,818, an increase in prepaid expenses of $66,642.  This was offset by non-cash expenses of $43,915 in depreciation and amortization, $10,467 of stock issued for interest, $165,310 of stock issued for services, $387,796 of amortized discount on convertible notes, $2,122 of amortized royalty costs, and an increase of accounts payable and accrued expenses of $181,696.

Net cash flows used in investing activities was $88 for the three months ended March 31, 2010, as compared to $3,338 of net cash flows used in investing activities for the comparable period in 2009.  The net cash flows used in investing activities in the first quarter of March 2010 resulted from $88 in security deposits.

Net cash flows provided by financing activities were $535,901 for the three months ended March 31, 2010, compared to net cash flows provided by financing activities of $302,649 for the three months ended March 31, 2009.  This decrease in net cash provided by financing activities is due to our borrowings of $1,204,527 under our exit facility in the Gwenco reorganization and other borrowings, offset by repayment of $668,626 under our exit facility.

Exit Facility

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 12% secured convertible line of credit note due March 2015.  The note is convertible into our common stock at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of our common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of our outstanding common stock.  The obligations under the exit facility are secured and guaranteed by us and our subsidiaries.  As of March 31, 2010, the outstanding balance on the exit facility was approximately $2.49 million.

Pursuant to the exit facility, Interstellar required Gwenco to assign all of its accounts receivable to Interstellar and have all payments on the receivables paid into an escrow account.  Interstellar had been making advances under the facility to Gwenco against the accounts receivable, and the advances were being repaid as payments are made to the escrow account.  In connection therewith, the Company issued a convertible promissory note to a third party investor for facilitation of the escrow arrangement.  The note is due September 16, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  In addition, the third-party investors who facilitated the escrow arrangement received a commission of 2.5% of each advance made.  Gwenco, Interstellar, and the third-party investors terminated this escrow arrangement in March 2010.

Convertible Notes

On February 4, 2010, we borrowed $75,000 from an investor, and in connection therewith, issued a $95,000 5% convertible promissory note due February 4, 2012.  The note is convertible into shares of our common stock at a conversion price of $0.001 per share, subject to adjustment.

On February 22, 2010, we borrowed $50,000 from an investor, and in connection therewith, issued a $55,000 8% convertible promissory note due February 22, 2012.  The note is convertible into shares of our common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

On March 22, 2010, we borrowed $50,000 from an investor, and in connection therewith, issued a $50,000 8% convertible promissory note due March 22, 2011.  The note is convertible into shares of our common stock at a conversion price of forty five percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

Capital Requirements

The report of our independent accountants for the fiscal year ended December 31, 2009 states that we have incurred operating losses since inception and require additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund our operations and capital requirements out of cash flows generated from operations and from borrowings and/or the sale of additional debt, equity, or convertible securities.  We have obtained exit facility financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco; however, the borrowings under this financing may not be sufficient to address all of our capital requirements for the next 12 months.  It is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

Part of our growth strategy is to acquire additional coal mining operations.  Where appropriate, we will seek to acquire operations located in markets where we currently operate to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. We do not currently have binding agreements or understandings to acquire any other companies.

We intend to retain any future earnings to pay our debts, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In light of the material weaknesses described below, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, and as they relate to the fiscal quarter ended March 31, 2010, are set forth in Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)

(1)           During the quarter ended March 31, 2010, we issued an aggregate of 686,757,365 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $365,814.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(2)           During the quarter ended March 31, 2010, we issued an aggregate of 114,928,514 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $75,586.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

(3)           On October 14, 2009, we entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness for a $125,000 8% convertible promissory note due October 14, 2011.  The evidences of indebtedness were comprised of investments made into Quest in 2008 which we agreed to repay upon demand.    The note is convertible into shares of our common stock at a conversion price of $0.001 per share, subject to adjustment.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of the then issued and outstanding common shares of Quest.  On February 5, 2010, the interest rate was reduced to 5% and the conversion price adjustments were modified.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(4)           On February 4, 2010, we borrowed $75,000 from an investor, and in connection therewith, issued a $95,000 5% convertible promissory note due February 4, 2012.  The note is convertible into shares of our common stock at a conversion price of $0.001 per share, subject to adjustment.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(5)           On February 22, 2010, we borrowed $50,000 from an investor, and in connection therewith, issued a $55,000 8% convertible promissory note due February 22, 2012.  The note is convertible into shares of our common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(6)           On March 22, 2010, we borrowed $50,000 from an investor, and in connection therewith, issued a $50,000 8% convertible promissory note due March 22, 2011.  The note is convertible into shares of our common stock at a conversion price of forty five percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The issuance was exempt pursuant to Section 4(2) of the Securities Act.

(b)	None.

(c)	None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 – (REMOVED AND RESERVED)

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item
No.	Description	Method of Filing

4.1	Amendment to Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
4.2	5% Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
4.3	8% Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
4.4	12% Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
4.5	12% Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
4.6	8% Convertible Promissory Note	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
10.1	Loan and Security Agreement	Incorporated by reference to Quest’s Annual Report on Form 10-K for the period ended December 31, 2009, filed on April 15, 2010.
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUEST MINERALS & MINING CORP.

May 24, 2010	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)