Form 10-Q
period 2010-06-30
Kentucky Energy, Inc.
filed 2010-08-23
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-30291

KENTUCKY ENERGY, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2010, 209,076,048 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐ No   ☒

PART 1:                   FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash	$7,587	$7,254
Receivables	91,412	112,282
Prepaid expenses	3,025	8,227
Total current assets	102,024	127,763

Other assets:
Leased Mineral Reserves, net	5,173,892	5,187,317
Mine development, net	56,607	113,207
Equipment, net	115,140	133,184
Deposits	49,479	48,986

Total assets	$5,497,142	$5,610,457

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (Note 3)	$3,435,668	$3,060,061
Loans payable-current portion, net (Note 4)	1,793,170	996,995

Total current liabilities	5,228,838	4,057,056

Long-term liabilities:
Loans payable-long term portion, net (Note 4)	1,101,906	2,075,927
Restructured debt - long term portion, net (Note 4)	1,500,345	558,833
Related party loans, net (Note 4)	681,940	300,468

Total long-term liabilities	3,284,191	2,935,228

Total liabilities	8,513,029	6,992,284

Commitments and contingencies (Note 7)	-	-

Deficiency in stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 20,726 shares	21	21
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 6) issued and outstanding 117,823,963 and 17,457,239 shares as of June 30, 2010 and December 31, 2009, respectively	11,783	1,746

Common stock to be issued	5,648	5,648

Equity allowance	(587,500)	(587,500)

Paid-in capital	70,351,234	69,846,336
Accumulated deficit	(72,797,381)	(70,648,386)

Total deficiency in stockholders' equity	(3,015,887)	(1,381,827)

Total liabilities and deficiency in stockholders' equity	$5,497,142	$5,610,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Coal revenues	$774,846	$-	$1,458,351	$330,314
Production costs	(854,879)	(56,038)	(1,829,179)	(688,768)

Gross profit (loss)	(80,033)	(56,038)	(370,828)	(358,454)

Operating expenses:
Selling, general and administrative	474,702	381,662	708,203	720,021
Depreciation and amortization	44,154	37,321	88,069	77,940

Total operating expenses	518,856	418,983	796,272	797,961

Net loss from operations	(598,889)	(475,021)	(1,167,100)	(1,156,415)

Other income (expense):
Gain (loss) on debt settlements	5,841	(35,282)	16,026	(921)
Interest, net	(417,752)	(152,655)	(997,921)	(293,549)

Net loss before income taxes	(1,010,800)	(662,958)	(2,148,995)	(1,450,885)

Provision for income taxes	-	-	-	-

Net loss	$(1,010,800)	$(662,958)	$(2,148,995)	$(1,450,885)

Basic and diluted (loss) per common share	$(0.01)	$(1.49)	$(0.03)	$(4.28)

Weighted average common shares outstanding	89,634,837	443,732	61,925,471	339,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating Activities
Net loss	$(2,148,995)	$(1,450,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,069	77,940
Stock issued for interest	10,968	-
Stock issued for services	215,310	308,465
Stock compensation	100,000	-
Gain (loss) on debt settlements	-	921
Amortization of discount on convertible notes - interest expense	659,142	62,276
Amortization of deferred issuance costs	-	226
Amortization of royalty costs	2,606	6,615
Changes in operating assets and liabilities:
Decrease in receivables	20,870	1,230
Decrease in prepaid expenses	5,202	1,993
Increase in accounts payable and accrued expenses	626,268	474,580
Net cash used in operating activities	(420,560)	(516,639)

Investing Activities
Mine development	-	-
Equipment purchased	-	(12,000)
Restricted cash	-	11,455
Security deposits	(493)	(5,916)
Net cash used in investing activities	(493)	(6,461)

Financing Activities
Repayment of borrowings	(1,131,397)	(21,500)
Proceeds from DIP Financing	-	375,500
Proceeds from borrowings, net	1,552,783	155,698
Net cash provided by financing activities	421,386	509,698

Increase (decrease) in cash	333	(13,402)
Cash at beginning of period	7,254	13,439
Cash at end of period	$7,587	$37

Supplemental Disclosures of Cash Flow Information
Cash paid during the year:
Interest	$-	$1,881

Services	$22,974	$2,300

Income taxes	$-	$-

Non-cash financing activites:
Conversions of note principal and interest	$557,500	$480,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited.

These financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

On June 10, 2010, the Company filed an amendment to its Articles of Incorporation to change its corporate name from Quest Minerals & Mining Corp. to Kentucky Energy, Inc.  The change in corporate name took effect on June 16, 2010.

The unaudited condensed consolidated financial statements include our accounts and the accounts for our wholly owned subsidiaries, Quest Minerals & Mining, Ltd. (“Quest Ltd.”), Quest Energy, Ltd. (“Quest Energy”), E-Z Mining Co., Inc. (“E-Z Mining”), and Gwenco, Inc. (“Gwenco”).  Significant intercompany transactions and accounts are eliminated in consolidation.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company incurred net losses from operations of $1,167,100 and $1,156,415 for the periods ended June 30, 2010 and 2009 and had a working capital deficit (current assets less current liabilities) of $5,126,814 and $3,929,293 at June 30, 2010 and December 31, 2009, respectively.  These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to increase its cash flows from operations or to obtain adequate financing.

The Company will likely require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing if it cannot improve its cash flows from operations.  The Company may also seek to dispose of some or all of its assets or operations.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, increasing mine production and continued progress developing additional mines.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

In January and April 2010, respectively, the FASB issued ASU 2010-03, Extractive Activities-Oil and Gas (Topic 932) and 2010-14, Accounting for Extractive Activities-Oil & Gas.  The objective of these updates is to align the oil and gas accounting and reserve estimation and disclosure requirements of Extractive Activities-Oil & Gas (Topic 932) with the requirements of the Securities and Exchange Commission’s (SEC) Release 33-8895, Modernization of Oil and Gas Reporting, which became effective for registration statements filed beginning January 1, 2010 and for annual reports for years ending on or after December 31, 2009.  SEC Release 33-8895 was issued to provide investors with more meaningful information on which to base their evaluations of oil and gas companies, taking into account the significant technological advances that have occurred since the original SEC rules were issued some three decades ago.  The Company is applying the requirements of Release 33-8895, though it has not yet reported information regarding reserves in its annual reports.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 3 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2010 (Unaudited)	2009
Accounts payable	$1,324,636	1,074,035
Accrued royalties payable-operating (a)	229,587	125,894
Accrued bank claim (b)	650,000	650,000
Accrued taxes	87,316	87,315
Accrued interest (c)	291,407	220,095
Accrued expenses (d)	852,722	902,722

	$3,435,668	$3,060,061

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in each lease agreement.  As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  In addition, the Company has granted overriding royalties to third parties.  Unless otherwise provided in the Plan, all accrued amounts due under the leases and overriding royalty obligations are due on or before October 12, 2012.   As a result, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213.  As of June 30, 2010, the Company owed approximately $229,587 in current lease and/or royalty payments.

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

(b)
Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of June 30, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 4 -	NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2010 (Unaudited)	2009
Kentucky Energy, Inc.
0% Notes Due on Demand (a).	$202,864	$$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
5% Unsecured Advances Due on Demand (c).	130,857	130,857
6% Convertible Notes Due 2011 (c).	865,418	1,044,580
6% Convertible Notes Due 2011 (d).	1,000,000	1,000,000
6% Convertible Notes Due 2011 (e).	174,000	200,000
0% Notes Due on Demand (f).	483,171	480,434
10% Convertible Notes due 2008 (g).	10,000	10,000
6% Convertible Notes due 2010 (h).	2,300	27,304
8% Convertible Notes due 2010 (i).	3,330	117,010
8% Convertible Notes due 2011 (j).	25,000	25,000
5% Convertible Notes due 2014 (k).	51,000	90,500
4% Convertible Notes due 2011 (l).	-	30,000
8% Convertible Notes due 2011 (m).	50,000	50,000
12% Notes Due on Demand (n).	12,500	12,500
6% Notes Due on Demand (o).	10,000	10,000
5% Convertible Notes due 2012 (p).	95,000	-
8% Convertible Notes due 2012 (q).	55,000	-
8% Convertible Notes due 2011 (r).	50,000	-

QUEST ENERGY, LTD.
8% Summary Judgment (s).	35,000	35,000

GWENCO, INC.: (Restructured Debt)
CLASS 1 – Secured Claim with conversion option (t).	1,191,290	1,753,377
CLASS 1 – Secured claim with conversion option (u)	2,491,480	3,207,376
CLASS 3 – Unsecured Claims (v)	385,900	413,741
CLASS 3 - Unsecured Claims with conversion option (w)	319,062	319,062
CLASS 5 – Cured Claims (x)	199,213	199,213

GWENCO, INC.: (Related-Party Loans)
CLASS 3 - Unsecured Claim with conversion option (y).	576,967	651,967

Total Debt	8,444,351	10,035,785

Current Portion	1,830,439	1,050,969

Less: Unamortized debt discount on Current Portion	(37,269)	(53,974)

Total Notes Payable – Current Portion, net	$1,793,170	$996,995

Long-Term Debt:	$6,613,912	$8,984,816
Less: Unamortized present value and debt discount on Long-Term Debt	(3,329,721)	(6,049,588)

Total Long-Term Debt, net	$3,284,191	$2,935,228

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are unsecured and due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000.00 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200.00 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.00.  As of June 30, 2010, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.  This default should not have any material impact on the Company.

(c)
Since 2006 through June 30, 2010, a third party investor, and its successor in interest, has advanced operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

As of June 30, 2010, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

As of June 30, 2010, the Company was in default of this obligation.  This default should not have any material impact on the Company.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. As of June 30, 2010, the Company was in default of this obligation.  This default should not have any material impact on the Company.

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discounted amortization was revised to $219,218.  As of June 30, 2010, unamortized discount of $843 remains.

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $16,318 remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $44,033 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $28,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, the debt principal has been fully satisfied through conversions with only $240 remaining in unpaid interest.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $31,064 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $21,501 still remains.

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

(r)
On March 22, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note.  The note is due March 22, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The Company recorded a note discount of $50,000, which is being amortized over the term of the note.

(s)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of June 30, 2010, the Company remains in default.  The lessor has since repossessed the equipment.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

(t)
Under Gwenco’s Plan of Reorganization, a judgment in favor of Interstellar Holdings, LLC was classified as a Class 1 Claim and was satisfied by the issuance to Interstellar Holdings of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,093,771 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $938,820 still remains.

(u)
Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco, which Gwenco used to pay off its Debtor In Possession Total Facility.  The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,968,281 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $1,689,441 still remains.

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

(w)
Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  Each former owner has the right to convert up to $40,000 of his or her claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,634 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of June 30, 2010, unamortized discount of $1,307 still remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

(x)
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

Reclassification

During the six months ended June 30, 2010, the Company revised its methodology of estimating the fair value of obligations modified as a result of the confirmation of Gwenco’s Plan of Reorganization.  This resulted in a reclassification of approximately $480,000 from additional paid in capital to restructured debt.

NOTE 5 -	INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through June 30, 2010.

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

NOTE 6 -	COMMON STOCK

On June 16, 2010, the Company effectuated a 1 to 20 reverse stock split resulting in a 1,858,642,772 reduction of shares from 1,956,466,735 common shares outstanding to 97,823,963 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.

All references in the condensed consolidated financial statements and notes to condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the six months ended June 30, 2010, the Company issued an aggregate of 13,715,000 shares of common stock for consulting and legal services.  Expense of $215,310 was recorded related to these shares, which was the market value of such shares issued at prices ranging from $0.00040 to $0.00181 per share.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

During the six months ended June 30, 2010, the holders of 7% convertible promissory notes effectuated a final conversion of 332,917 shares of common stock at a conversion price of $0.0168 per share to satisfy the remaining $5,593 of accrued interest.

During the six months ended June 30, 2010, the holders of 8% convertible promissory notes due August 14, 2010, effectuated a series of partial conversions and were issued an aggregate of 10,000,000 shares of common stock at conversion prices ranging from $0.006 to $0.02 per share.  In the aggregate, these issuances reduced the debt by $113,680 in principal.

During the six months ended June 30, 2010, the holders of 4% convertible promissory notes due December 14, 2011, effectuated a series of partial conversions and were issued an aggregate of 2,556,762 shares of common stock at conversion prices ranging from $0.006 to $0.022 per share.  In the aggregate, these issuances reduced the debt by $30,000 in principal.

During the six months ended June 30, 2010, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 5,400,000 shares of common stock at conversion prices ranging from $0.002 to $0.01 per share.  In the aggregate, these issuances reduced the debt by $26,000 in principal.

During the six months ended June 30, 2010, the holders of 6% convertible promissory notes due October 14, 2014, effectuated a series of partial conversions and were issued an aggregate of 11,600,000 shares of common stock at conversion prices ranging from $0.002 to $0.02 per share.  In the aggregate, these issuances reduced the debt by $39,500 in principal.

During the six months ended June 30, 2010, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 38,750,000 shares of common stock at conversion prices ranging from $0.002 to $0.02 per share.  In the aggregate, these issuances reduced the debt by $179,163 in principal and $3,338 in accrued interest.

During the six months ended June 30, 2010, the holders of 6% convertible promissory notes due June 6, 2010, effectuated a series of partial conversions and were issued an aggregate of 1,352,036 shares of common stock at a conversion price of $0.02 per share.  In the aggregate, these issuances reduced the debt by $25,004 in principal and $2,037 in accrued interest.

During the six months ended June 30, 2010, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 5,159,383 shares of common stock at conversion prices ranging from $0.0076 to $0.0274 per share.  In the aggregate, these issuances reduced the debt by $75,000 in principal.

During the six months ended June 30, 2010, the holders of a Class 1 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option within the Exit Facility terms pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 11,500,000 shares of common stock at conversion prices ranging from $0.004 to $0.01 per share.  In the aggregate, these issuances reduced the debt by $58,187 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

Community Trust Bank.  Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of June 30, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  We have previously recorded an accrual of $650,000 for our best estimate of probable loss related to this matter.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

Personal Injury. An action has been commenced in the Circuit Court of Pike County, Kentucky against the Company and its subsidiaries for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to the subsidiaries.  The action has since been dismissed without prejudice.

Fidler.  In the fourth quarter of 2008, a former attorney for the Company commenced an action alleging breach of contract for unpaid legal fees.  The Company has denied the allegations and is actively defending the matter.  Furthermore, the Company has filed a counterclaim against the attorney alleging legal malpractice in connection with the attorney’s representation of the Company in several matters.  The parties have agreed in principle to settle the matter, subject to completion of definitive settlement documents.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

On July 16, 2010, the Company entered into an exchange agreement with an unrelated third party where the Company issued a $13,862 convertible promissory note in exchange for an existing demand note of $12,500 plus accrued interest.  The note is due July 16, 2012 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

On July 21, 2010, the Company entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000. In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010. This well will be used to test thoroughly the main oil and gas horizons.

From July 1, 2010 through August 19, 2010, the Company issued an aggregate of 88,622,085 shares of common stock as conversion pursuant to convertible notes and under the exit facility and 8,000,000 shares of common stock for services rendered.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report.

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

(x)	our interpretation and application of accounting literature related to mining specific issues;

(xi)	our assumptions and projections concerning economically recoverable coal reserve estimates;

(xii)	inherent risks of coal mining beyond our control, including weather and geologic conditions or catastrophic weather-related damage;

(xiii)	inherent complexities which make it more difficult and costly to mine in Central Appalachia than in other parts of the United States;

(xiv)	our production capabilities to meet market expectations and customer requirements;

(xv)	the cost and availability of transportation for our produced coal;

(xvi)	our ability to obtain and renew permits necessary for our existing and any future operations in a timely manner;

(xvii)	our ability to expand our mining capacity;

(xviii)	our ability to manage production costs, including labor costs;

(xix)	adjustments made in price, volume, or terms to existing coal supply arrangements;

(xx)	the worldwide market demand for coal, electricity, and steel;

(xxi)	environmental concerns related to coal mining and combustion and the cost and perceived benefits of alternative sources of energy such as natural gas and nuclear energy;

(xxii)	our reliance upon and relationships with our customers and suppliers;

(xxiii)	the creditworthiness of our customers and suppliers;

(xxiv)	the lack of insurance against all potential operating risks;

(xxv)	competition among coal and other energy producers, in the United States and internationally;

(xxvi)	our ability to attract, train and retain a skilled workforce to meet replacement or expansion needs;

(xxvii)	future economic or capital market conditions;

(xxviii)	the availability and costs of credit, surety bonds and letters of credit that we require;

(xxix)	foreign currency fluctuations;

(xxx)	the successful completion of acquisition, disposition, or financing transactions and the effect thereof on our business; and

(xxxi)	the successful implementation of our strategic plans and objectives for future operations and expansion or consolidation.

We include these cautionary statements in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 as well as the “bespeaks caution” doctrine.  Any forward-looking statements should be considered in context with the various disclosures made by us about our company in our public filings with the SEC, including, without limitation, the Risk Factors more specifically described on our annual report on Form 10-K for the year ended December 31, 2009, as amended.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing unless required by securities law, and we caution the reader not to rely on them unduly.

General

Kentucky Energy Inc. (f/k/a Quest Minerals & Mining Corp.)  acquires and operates energy and mineral related properties in the southeastern part of the United States.  We focus our efforts on operating properties that produce quality compliance blend coal, generating revenues and cash flow through the mining, processing, and selling of the coal located on these properties.

We are a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy, and of Gwenco, Inc., a Kentucky corporation, or Gwenco.  Quest Energy is the parent corporation of E-Z Mining Co., Inc, a Kentucky corporation, or E-Z Mining, and of Quest Marine Terminal, Ltd., a Kentucky corporation, or Quest Marine.

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

Fiscal 2010 Developments

Operations Overview.  In the first half of 2010, we continued to conduct mining operations.  We generated coal revenues of $1.45 million for the first half of 2010, compared to $0.33 million for the first half  of 2009.  Other than with respect to the West Virginia explosion discussed below, we did not have to shut down our operations during the first half of 2010.  However, we did encounter temporary delays and stoppages, due to either breakdowns in equipment, a lack of necessary supplies, weather-related production issues, or regulatory inspections.  We continue to encounter thicker coal seams as we advance further into the mine.

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

Name Change.  On June 10, 2010, we filed an amendment to our Articles of Incorporation to change corporate name from Quest Minerals & Mining Corp. to “Kentucky Energy, Inc.  The change in corporate name took effect on June 16, 2010.

Drilling Contract.   On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000. In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010. This well will be used to test thoroughly the main oil and gas horizons.

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

Income Taxes

We provide for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of June 30, 2010, we had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to our net operating loss carry forward was fully offset by a valuation allowance.  However, we have not filed our corporate income tax returns since 2002.

Fair Value

Our financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at June 30, 2010.

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

All references to common stock and per share date have been retroactively restated to account for the 1 for 20 reverse stock split effectuated on June 16, 2010.

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$774,846	$—	$1,458,351	$330,314
Production costs	(854,879)	(56,038)	(1,829,179)	(688,768)
Selling, general and administrative	474,702	381,662	708,203	720,021
Depreciation and amortization	44,154	37,321	88,069	77,940

Operating income (loss)	$(598,889)	$(475,021)	$(1,167,100)	$(1,156,415)

Comparison of the three months ended June 30, 2010 and 2009

Coal Revenues.  Our coal revenues were $774,846 for the three months ended June 30, 2010, as compared to $0 for the three months ended June 30, 2009.  Our increase in revenues was due to our increased level of mining operations in the second quarter of 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis as compared to the prior period.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $854,879 for the three months ended June 30, 2010 as compared to $56,038 for the three months ended June 30, 2009, an increase over 1425%.  As a percentage of sales, our productions cost were approximately 110% for the three months ended June 30, 2010.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general, and administrative expenses increased to $474,702 for the three months ended June 30, 2010, from $381,662 for the three months ended June 30, 2009, an increase of approximately 33%.   The increase resulted from increases in compensation costs, equipment lease payments  and professional fees.

Depreciation and amortization.  Depreciation expense increased to $44,154 for the three months ended June 30, 2010, from $37,321 for the three months ended June 30, 2009.  The increase results from our putting additional equipment into service in 2009.

Operating loss.  We incurred an operating loss of $598,889 for the three months ended June 30, 2010, compared to an operating loss of $475,021 for the three months ended June 30, 2009.   We had higher operating losses in the three months ended June 30, 2010 as compared to the comparable period of 2009 primarily from the production costs associated with producing our coal revenues as well as an increase in selling, general, and administrative expenses.

Loss on debt settlements.  We recorded $5,841 in gain on debt settlements in the three months ended June 30, 2010, as opposed to a loss of $35,282 on loan settlements from the prior comparable period.  The gain on debt settlement in the three months ended June 30, 2010 resulted from the payment of accrued royalties and corresponding reduction of a note payable.

Interest.  Interest expense increased to $417,752 for the three months ended June 30, 2010 from $152,655 for the three months ended June 30, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of our restructured debt obligations pursuant to Gwenco’s plan of reorganization.  It also results from additional borrowings which occurred in 2009.

Comparison of the six months ended June 30, 2010 and 2009

Coal Revenues.  Our coal revenues were $1,458,351 for the six months ended June 30, 2010, as compared to $330,314 for the six months ended June 30, 2009, an increase of approximately 341%.  Our increase in revenues was due to our increased level of mining operations in the first six months of 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis as compared to the prior period.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $1,829,179 for the six months ended June 30, 2010 as compared to $688,768 for the six months ended June 30, 2009, an increase of approximately 165%.  As a percentage of sales, our productions cost decreased to 125% in the six months ended June 30, 2010 from 208% for the comparable period in 2009.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $708,203 for the six months ended June 30, 2010, from $720,021 for the six months ended June 30, 2009.

Depreciation and amortization.  Depreciation expense increased to $88,069 for the six months ended June 30, 2010, from $77,940 for the six months ended June 30, 2009.  The increase results from our putting additional equipment into service in 2009.

Operating loss.  We incurred an operating loss of $1,167,100 for the six months ended June 30, 2010, compared to an operating loss of $1,156,415 for the six months ended June 30, 2009.   We had lower operating losses in the first quarter of 2010 as compared to the comparable period of 2009 primarily from increase in coal revenues as well as a decrease in selling, general, and administrative expenses which was offset by increased production costs related to our coal production.

Loss on debt settlements.  We recorded $16,026 in gain on debt settlements in the six months ended June 30, 2010, as opposed to a loss of $921 on loan settlements from the prior comparable period.  The gain on debt settlement in the first six months of 2010 resulted from the payment of accrued royalties and corresponding reduction of a note payable.

Interest.  Interest expense increased to $997,921 for the six months ended June 30, 2010 from $293,549 for the six months ended June 30, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of our restructured debt obligations pursuant to Gwenco’s plan of reorganization.  It also results from additional borrowings which occurred in 2009.

Liquidity and Capital Resources

We have financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at June 30, 2010 was $5,126,814.  We had cash of $7,587 as of June 30, 2010.

We used $420,560 of net cash in operating activities for the six months ended June 30, 2010, compared to using $516,639 in the six months ended June 30, 2009.  Cash used in operating activities for the six months ended June 30, 2010 was due to our net loss of $2,148,995.  This was offset by non-cash expenses of $88,069 in depreciation and amortization, $10,968 of stock issued for interest, $215,310 of stock issued for services, $100,000 of stock option compensation, $659,142 of amortized discount on convertible notes, $2,606 of amortized royalty costs, a decrease of $20,870 in receivables, a decrease of $5,202 in prepaid expenses and an increase of accounts payable and accrued expenses of $626,268.

Net cash flows used in investing activities was $493 for the six months ended June 30, 2010, as compared to $6,461 of net cash flows used in investing activities for the comparable period in 2009.  The net cash flows used in investing activities in the six months ended June 30, 2010 resulted from $493 in security deposits.

Net cash flows provided by financing activities were $421,386 for the six months ended June 30, 2010, compared to net cash flows provided by financing activities of $509,698 for the six months ended June 30, 2009.  This decrease in net cash provided by financing activities is due to our borrowings of $1,552,783 under our Exit Facility in the Gwenco reorganization and other borrowings, offset by repayment of $1,131,397 under our Exit Facility.

Exit Facility

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 12% secured convertible line of credit note due March 2015.  The note is convertible into our common stock at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of our common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of our outstanding common stock.  The obligations under the exit facility are secured and guaranteed by us and our subsidiaries.  As of June 30, 2010, the outstanding balance on the exit facility was approximately $2.49 million.    On June 14, 2010, Interstellar sent us notice of an alleged default under the exit facility.  We denied that any such default occurred or is continuing.  See Part II, Item 5 of this report for additional details.

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

Capital Requirements

The report of our independent accountants for the fiscal year ended December 31, 2009 states that we have incurred operating losses since inception and require additional capital to continue operations, and that these conditions raise substantial doubt about our ability to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund our operations and capital requirements out of cash flows generated from operations and from borrowings and/or the sale of additional debt, equity, or convertible securities.  We have obtained exit facility financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco; however, the borrowings under this financing may not be sufficient to address all of our capital requirements for the next 12 months, as we have exceeded the maximum capacity under the line.  We may also seek to dispose of some or all of our assets or operations.  It is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, as they relate to the fiscal quarter ended June 30, 2010, are set forth in Note 7, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)

(1)           During the quarter ended June 30, 2010, we issued an aggregate of 35,653,846 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $58,500.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(2)           During the quarter ended June 30, 2010, we issued an aggregate of 10,912,958 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $56,600.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

(3)           On July 16, 2010, we entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged a $12,500 demand note (plus accrued interest) for a $13,862 8% convertible promissory note due July 16, 2012.  The note is convertible into shares of our common stock at a conversion price of 40% of the average of the three lowest per shares market values during the ten trading days immediately preceding a conversion date.  The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of our then issued and outstanding common shares of Quest.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(b)           None.

(c)           None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)           None.

(b)           None.

ITEM 4 – (REMOVED AND RESERVED)

None.

ITEM 5 – OTHER INFORMATION

1.           On June 14, 2010, Interstellar Holdings, LLC, our secured lender under the exit facility, delivered a notice of default relating to that certain Loan and Security Agreement dated March 8, 2010 by and among Gwenco, Inc., Interstellar Holdings, Inc., Kentucky Energy, Inc. (f/k/a Quest Minerals & Mining Corp). and Quest Minerals & Mining Ltd.  Under the notice, Interstellar alleged an Event of Default under the Loan Agreement occurred and was continuing pursuant to Section 8.21 thereunder as Interstellar allegedly deemed itself “insecure” under the Loan Agreement.  We denied Interstellar’s allegation of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   On June 17, 2010, Gwenco and Interstellar entered into an agreement pursuant to which, among other things, Interstellar agreed to forbear under the Loan Agreement for a period of 90 days.  We continue to contend that no default under the exit facility has occurred.

2.           On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000. In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010. This well will be used to test thoroughly the main oil and gas horizons.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

4.1	Articles of Amendment	Incorporated by reference to our Current Report on Form 8-K filed on June 16, 2010.
4.2	8% Convertible Note	Filed herewith.
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY ENERGY, INC.

August 23, 2010	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)