Form 10-Q
period 2010-09-30
Kentucky Energy, Inc.
filed 2010-11-22
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2010, 1,013,412,172 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ☐ No  ☒

PART 1:              FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$34,314	$7,254
Receivables	13,000	112,282
Prepaid expenses	11,062	8,227
Total current assets	58,376	127,763

Other assets:
Leased Mineral Reserves, net	5,166,903	5,187,317
Mine development, net	28,307	113,207
Equipment, net	106,118	133,184
Deposits	83,643	48,986

Total assets	$5,443,347	$5,610,457

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 3)	$3,770,419	$3,060,061
Loans payable-current portion, net (Note 4)	2,816,874	996,995

Total current liabilities	6,587,293	4,057,056

Long-Term Liabilities:
Loans payable-long term portion, net (Note 4)	94,945	2,075,927
Restructured debt - long term portion, net (Note 4)	1,789,157	558,833
Related party loans, net (Note 4)	713,818	300,468

Total long-term liabilities	2,597,920	2,935,228

Total liabilities	9,185,213	6,992,284

Commitments and contingencies (Note 7)	-	-

Deficiency in stockholders' equity
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 20,726 shares	21	21
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 6) issued and outstanding 467,800,655 and 17,457,239 shares as of September 30, 2010 and December 31, 2009, respectively	46,781	1,746

Common stock to be issued	-	5,648

Equity allowance	(587,500)	(587,500)

Paid-in capital	70,591,581	69,846,336
Accumulated deficit	(73,793,057)	(70,648,386)

Total deficiency in stockholders' equity	(3,741,866)	(1,381,827)

Total liabilities and deficiency in stockholders' equity	$5,443,347	$5,610,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Coal revenues	$784,841	$348,334	$2,243,192	$678,648
Production costs	(974,641)	(655,566)	(2,803,820)	(1,344,334)

Gross loss	(189,800)	(307,232)	(560,628)	(665,686)

Operating expenses:
Selling, general and administrative	300,633	574,981	1,008,836	1,295,002
Depreciation and amortization	44,310	40,862	132,379	118,802

Total operating expenses	344,943	615,843	1,141,215	1,413,804

Net loss from operations	(534,743)	(923,075)	(1,701,843)	(2,079,490)

Other income (expense):
Gain (loss) on debt settlements	-	(1,200,305)	16,026	(1,201,226)
Interest, net	(460,933)	(233,189)	(1,458,854)	(526,738)

Net loss before income taxes	(995,676)	(2,356,569)	(3,144,671)	(3,807,454)

Provision for income taxes	-	-	-	-

Net loss	$(995,676)	$(2,356,569)	$(3,144,671)	$(3,807,454)

Basic and diluted (loss) per common share	$(0.0040)	$(2.2533)	$(0.0251)	$(6.5806)

Weighted average common shares outstanding	248,790,264	1,045,821	125,146,163	578,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Operating Activities
Net loss	$(3,144,671)	$(3,807,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,379	118,802
Stock issued for interest	11,768	-
Stock issued for services	247,120	571,348
Stock compensation	100,000	-
Gain (loss) on debt settlements	(16,026)	1,201,226
Amortization of discount on convertible notes - interest expense	982,065	142,022
Amortization of deferred issuance costs	-	226
Amortization of royalty costs	2,647	12,316
Changes in operating assets and liabilities:
Decrease (Increase) in receivables	99,282	(120,873)
Increase in prepaid expenses	(2,835)	(8,835)
Increase in accounts payable and accrued expenses	1,083,112	984,801
Net cash used in operating activities	(505,159)	(906,421)

Investing Activities
Mine development	-	-
Equipment purchased	-	(12,000)
Restricted cash	-	(19,651)
Security deposits	(34,657)	(5,916)
Net cash used in investing activities	(34,657)	(37,567)

Financing Activities
Repayment of borrowings	(1,131,407)	(167,069)
Borrowings	1,698,283	1,097,869
Net cash provided by financing activities	566,876	930,800

Increase (decrease) in cash	27,060	(13,188)
Cash at beginning of period	7,254	13,439
Cash at end of period	$34,314	$251

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$-	$2,621

Services	$35,774	$2,300

Income taxes	$-	$-

Non-cash financing activites:
Conversions of note principal and interest	$636,025	$705,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 –	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited.

These financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern. The Company incurred net losses from operations of $1,701,843 and $2,079,490 for the nine months periods ended September 30, 2010 and 2009, respectively and had a working capital deficit of $6,528,917 and $3,929,293 at September 30, 2010 and December 31, 2009, respectively. These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to increase its cash flows from operations or to obtain adequate financing.

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
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 3 -	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2010 (Unaudited)	2009
Accounts payable	$1,541,593	$1,074,035
Accrued royalties payable-operating (a)	316,402	125,894
Accrued bank claim (b)	650,000	650,000
Accrued taxes	87,315	87,315
Accrued interest (c)	322,387	220,095
Accrued expenses (d)	852,722	902,722
Total Accounts payable and accrued expenses	$$3,770,419	$$3,060,061

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in each lease agreement. As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease. In addition, the Company has granted overriding royalties to third parties. Unless otherwise provided in the Plan, all accrued amounts due under the leases and overriding royalty obligations are due on or before October 12, 2012. As a result, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213. As of September 30, 2010, the Company owed approximately $290,857 in current lease and/or royalty payments.

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

(b)
Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations. As of September 30, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined. While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 4 -	NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2010 (Unaudited)	2009
Kentucky Energy, Inc.
0% Notes Due on Demand (a).	$202,864	$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
5% Unsecured Advances Due on Demand (c).	130,857	130,857
6% Convertible Notes Due 2011 (c).	857,355	1,044,580
6% Convertible Notes Due 2011 (d).	1,000,000	1,000,000
6% Convertible Notes Due 2011 (e).	172,900	200,000
0% Notes Due on Demand (f).	483,171	480,434
10% Convertible Notes due 2008 (g).	10,000	10,000
6% Convertible Notes due 2010 (h).	2,300	27,304
8% Convertible Notes due 2010 (i).	3,330	117,010
8% Convertible Notes due 2011 (j).	25,000	25,000
5% Convertible Notes due 2014 (k).	50,400	90,500
4% Convertible Notes due 2011 (l).	-	30,000
8% Convertible Notes due 2011 (m).	15,957	50,000
8% Convertible Notes due 2012 (n).	9,945	12,500
6% Notes Due on Demand (o).	10,000	10,000
5% Convertible Notes due 2012 (p).	95,000	-
8% Convertible Notes due 2012 (q).	55,000	-
8% Convertible Notes due 2011 (r).	50,000	-
8% Convertible Notes due 2011 (s).	145,500	-

QUEST ENERGY, LTD.
8% Summary Judgment (t).	35,000	35,000

GWENCO, INC.: (Restructured Debt)
CLASS 1 – Secured Claim with conversion option (u).	1,225,476	1,753,377
CLASS 1 – Secured claim with conversion option (v)	2,562,069	3,207,376
CLASS 3 – Unsecured Claims (w)	385,900	413,741
CLASS 3 - Unsecured Claims with conversion option (x)	319,062	319,062
CLASS 5 – Cured Claims (y)	199,213	199,213

GWENCO, INC.: (Related-Party Loans)
CLASS 3 - Unsecured Claim with conversion option (z).	546,967	651,967
Total Debt	8,618,266	10,035,785
Current Portion	2,980,377	1,050,969
Less: Unamortized debt discount on Current Portion	(163,503)	(53,974)
Total Notes Payable – Current Portion, net	$2,816,874	$996,995

Long-Term Debt:	$5,637,889	$8,984,816
Less: Unamortized present value and debt discount on Long-Term Debt	(3,039,969)	(6,049,588)
Total Long-Term Debt, net	$2,597,920	$2,935,228

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are unsecured and due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.  As of September 30, 2010, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.  This default should not have any material impact on the Company.

(c)
Since 2006 through September 30, 2010, a third party investor, and its successor in interest, has advanced operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

As of September 30, 2010, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

(e)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company. The note is due July 13, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%). The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note. The Company continues to accrue interest in relation to the convertible promissory note.

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

As of September 30, 2010, the Company was in default of this obligation. This default should not have any material impact on the Company.

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
SEPTEMBER 30, 2010
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

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000. The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%). The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note. As of September 30, 2010, the Company was in default of this obligation. This default should not have any material impact on the Company.

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms. The discount was revised to $219,218 and amortized through the maturity date as interest expense. As of September 30, 2010, the Company was in default of this obligation. This default should not have any material impact on the Company.

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
SEPTEMBER 30, 2010
(Unaudited)

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $11,967 remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $40,734 still remains.

(l)
On December 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $30,000 of the evidences of indebtedness through unsecured cash advances, for a new convertible promissory note in the aggregate principal amount of $30,000. The new note is due December 14, 2011, is unsecured, and bears interest at an annual rate of four percent (4%). The new note is convertible into shares of the Company’s common stock at a conversion price of fifty percent (50%) of the average of the per share market values during the three (3) trading days immediately preceding a conversion date, subject to adjustments.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $28,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, the debt principal has been fully satisfied through conversions with only $240 remaining in unpaid interest.

(m)
On October 23, 2009, the Company issued a convertible note to a third party investor in the amount of 50,000. The note is due October 23, 2011, is unsecured, and bear interest at an annual rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $31,064 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $5,201 still remains.

(n)
On August 28, 2009, the Company borrowed $12,500 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of twelve percent (12%). On July 16, 2010, the Company and the investor entered into an agreement where the existing principal and accrued interest of $1,363 were exchanged for a new convertible note with an aggregate principal amount of $13,863. The note is due July 16, 2012, is unsecured, and bears interest at an annual rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $13,863 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $8,895 still remains.

(o)
On January 16, 2009, the Company borrowed $10,000 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of six percent (6%).

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $57,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $38,491 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $55,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $38,036 still remains.

(r)
On March 22, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note. The note is due March 22, 2011 and bear interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $17,809 still remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(s)
From July 20, 2010 to September 24, 2010, the Company entered into a series of purchase agreements with unrelated third party investors pursuant to which the Company issued a series of convertible promissory notes. The notes are due on dates ranging from July 20, 2010 to September 24, 2010 and bear interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $145,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $133,728 still remains.

(t)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments. On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006. As of September 30, 2010, the Company remains in default. The lessor has since repossessed the equipment.

(u)
Under Gwenco’s Plan of Reorganization, a judgment in favor of Interstellar Holdings, LLC was classified as a Class 1 Claim and was satisfied by the issuance to Interstellar Holdings of a 5 year secured convertible promissory note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $1,093,771 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $884,131 still remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(v)
Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco, which Gwenco used to pay off its Debtor In Possession Total Facility. The exit facility consists of a 5 year secured convertible line of credit note, which note is convertible into common stock of the Company at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of the Company’s common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of the Company’s outstanding common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $1,968,281 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $1,591,027 still remains.

(w)
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

(x)
Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan. Each former owner has the right to convert up to $40,000 of his or her claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured $1,634 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of September 30, 2010, unamortized discount of $1,226 still remains.

(y)
Pursuant to the Plan, most of the existing royalties, which accrued up until the effective date, were re-categorized as unsecured Cure Claims totaling $199,213. These claim amounts are now due on or before October 12, 2012.

(z)
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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Reclassification

During the nine months ended September 30, 2010, the Company revised its methodology of estimating the fair value of obligations modified as a result of the confirmation of Gwenco’s Plan of Reorganization. This resulted in a reclassification of approximately $480,000 from additional paid in capital to restructured debt.

NOTE 5 -	INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through September 30, 2010.

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

All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the nine months ended September 30, 2010, the Company issued an aggregate of 57,715,000 shares of common stock for consulting and legal services. Expense of $247,120 was recorded related to these shares, which was the market value of such shares issued at prices ranging from $0.00040 to $0.00181 per share.

During the nine months ended September 30, 2010, the holders of 7% convertible promissory notes effectuated a final conversion of 332,917 shares of common stock at a conversion price of $0.0168 per share to satisfy the remaining $5,593 of accrued interest.

During the nine months ended September 30, 2010, the holders of 8% convertible promissory notes due August 14, 2010, effectuated a series of partial conversions and were issued an aggregate of 10,000,000 shares of common stock at conversion prices ranging from $0.006 to $0.02 per share. In the aggregate, these issuances reduced the debt by $113,680 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

During the nine months ended September 30, 2010, the holders of 4% convertible promissory notes due December 14, 2011, effectuated a series of partial conversions and were issued an aggregate of 2,556,762 shares of common stock at conversion prices ranging from $0.006 to $0.022 per share. In the aggregate, these issuances reduced the debt by $30,000 in principal.

During the nine months ended September 30, 2010, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 16,400,000 shares of common stock at conversion prices ranging from $0.002 to $0.01 per share. In the aggregate, these issuances reduced the debt by $27,100 in principal.

During the nine months ended September 30, 2010, the holders of 6% convertible promissory notes due October 14, 2014, effectuated a series of partial conversions and were issued an aggregate of 17,600,000 shares of common stock at conversion prices ranging from $0.002 to $0.02 per share. In the aggregate, these issuances reduced the debt by $40,100 in principal.

During the nine months ended September 30, 2010, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 127,378,900 shares of common stock at conversion prices ranging from $0.002 to $0.02 per share. In the aggregate, these issuances reduced the debt by $187,225 in principal and $4,138 in accrued interest.

During the nine months ended September 30, 2010, the holders of 6% convertible promissory notes due June 6, 2010, effectuated a series of partial conversions and were issued an aggregate of 1,352,036 shares of common stock at a conversion price of $0.02 per share. In the aggregate, these issuances reduced the debt by $25,004 in principal and $2,037 in accrued interest.

During the nine months ended September 30, 2010, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 41,082,149 shares of common stock at conversion prices ranging from $0.0007 to $0.0274 per share. In the aggregate, these issuances reduced the debt by $105,000 in principal.

During the nine months ended September 30, 2010, the holders of a Class 1 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option within the Exit Facility terms pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 11,500,000 shares of common stock at conversion prices ranging from $0.004 to $0.01 per share. In the aggregate, these issuances reduced the debt by $58,187 in principal.

During the nine months ended September 30, 2010, the holders of 8% convertible promissory notes due October 23, 2011, effectuated a series of partial conversions and were issued an aggregate of 144,648,510 shares of common stock at conversion prices ranging from $0.00022 to $0.00026 per share. In the aggregate, these issuances reduced the debt by $34,043 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

During the nine months ended September 30, 2010, the holders of 8% convertible promissory notes due July 16, 2012, effectuated a series of partial conversions and were issued an aggregate of 19,776,516 shares of common stock at conversion prices ranging from $0.00019 to $0.00020 per share. In the aggregate, these issuances reduced the debt by $3,918 in principal.

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

Community Trust Bank. Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme. Quest Energy has denied these allegations. As of September 30, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined. We have previously recorded an accrual of $650,000 for our best estimate of probable loss related to this matter. While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

In connection with ongoing settlement discussions between the Company and the SEC staff, the parties have discussed a settlement framework and the Company has submitted a negotiated offer of settlement for approval by the Commission. This settlement would involve an administrative proceeding against the Company for alleged violations of certain federal securities laws relating to certain accounting and financial reporting matters. The settlement would include charges under Sections 13(a), 13(b)(2), and 13(b)(5) of the Securities Exchange Act of 1934, as amended, and Rules 12b-20, 13a-1, 13a-13, and 13b2-1 thereunder, relating to the Company’s accounting for convertible notes and warrants issued by the Company in 2004 and 2005.

The remedies under the proposed offer of settlement would include a cease-and-desist order from further violations of the above referenced laws and regulations. In addition, the Company would agree to certain undertakings, including the maintenance of at least two independent directors, employment of a CFO qualified to prepare financial statements in accordance with GAAP, and the adoption of a system of written internal controls, and identification and implementation of actions to improve the effectiveness of its disclosure controls and procedures and internal controls, including plans to enhance its resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its independent auditors.

The offer of settlement was made without admitting or denying the Commission’s allegations. The offer of settlement is subject to approval by the Commission. No assurance can be given as to whether the Commission will accept the offer of settlement.

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

On July 21, 2010, the Company entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for an initial deposit of $50,000 to be paid over a scheduled period. The Company continues to capitalize each subsequent payment as an asset on their financials. In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010. The well will be used to test thoroughly the main oil and gas horizons. As of September 30, 2010, the Company is in default of the initial deposit, however, continues to make payments in good faith to finalize the transaction. As a result, the unrelated third party has the reserved right to terminate this arrangement at anytime. It is undetermined when the originally scheduled drilling will commence.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 8 -	SUBSEQUENT EVENTS

On October 23, 2009, the Company issued a convertible note to a third party investor in the amount of $50,000. The note is due October 23, 2011, is unsecured, and bears interest at an annual rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty five (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. On October 21, 2010, the Company and the noteholders amended the note to extend the maturity date to October 23, 2012 and to adjust the conversion price to thirty five percent (35%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

On August 28, 2009, the Company borrowed $12,500 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of twelve percent (12%). On July 16, 2010, the Company entered into an agreement with the investor where the existing principal and accrued interest of $1,363 were exchanged for a new convertible note having an aggregate principal amount of $13,863. The note is due July 16, 2012, is unsecured, and bears interest at an annual rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. On October 21, 2010, the Company and the noteholder amended the note to extend the maturity date to July 16, 2013 and to adjust the conversion price to thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

On March 22, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note. The note is due March 22, 2011 and bears interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The Company recorded a note discount of $50,000, which is being amortized over the term of the note. On October 21, 2010, the Company and the noteholders amended the note to extend the maturity date to March 22, 2012 and to adjust the conversion price to thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

On October 13, 2010, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged $20,000 of prior cash advances for a convertible promissory note in the aggregate principal amount of $20,000. The note is due October 13, 2012 and bears interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of fifty percent (50%) of the average of the five (5) per share market values immediately preceding a conversion date. The Company recorded a note discount of $20,000, which is being amortized over the term of the note.

On October 22, 2010, the Company issued a convertible note to a third party investor in the amount of $50,000. The note is due October 22, 2012, is unsecured, and bears interest at an annual rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market values during the five (5) trading days immediately preceding a conversion date. The Company recorded a note discount of $50,000, which is being amortized over the term of the note.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

On November 1, 2010, the Company entered into a purchase agreement with an unrelated third party investor pursuant to which the Company issued a convertible promissory note. The note is due on November 1, 2011 and bears interest at an annual interest rate of eight percent (8%). The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The Company recorded a note discount of $10,000, which is being amortized over the term of the note.

The Company had not filed corporate federal, state, or local income tax returns since 2002, and believes that, due to its operating losses, it does not have a material tax liability.  On October 2, 2010, Gwenco filed all outstanding Federal and State corporate income tax returns through 2008.

From October 1, 2010 through November 19, 2010, the Company issued an aggregate of 465,326,517 shares of common stock upon conversions of various convertible notes and in partial satisfaction of Class 3 claims against Gwenco in the Gwenco Bankruptcy proceedings, and 83,000,000 shares of common stock for services rendered.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.

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

Fiscal 2010 Developments

Operations Overview.  In the first three quarters of 2010, we continued to conduct mining operations.  We generated coal revenues of $2.24 million for the first three quarters of 2010, compared to $0.68 million for the first three quarters of 2009.  Other than with respect to the West Virginia explosion discussed below, we did not have to shut down our operations during the first three quarters of 2010.  However, we did encounter temporary delays and stoppages, due to either breakdowns in equipment, a lack of necessary supplies, weather-related production issues, or regulatory inspections.  We continue to encounter thicker coal seams as we advance further into the mine.

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

West Virginia Explosion.  On April 5, 2010, an explosion occurred at the Upper Big Branch mine in Montcoal, West Virginia, operated by Performance Coal Company, a subsidiary of Massey Energy, which resulted in 29 fatalities.  In response to this tragedy, the Federal Mine Safety and Health Administration (“MSHA”) conducted inspections of most mines in the region, including Pond Creek.  As a result of these inspections, MSHA issued an order to Gwenco to take certain precautionary measures, including upgrades to its ventilation system, CO system, and airlock system.  In addition, MSHA conducted simulated evacuations and conducted underground training seminars.  Gwenco ceased mining operations during this period in order to allow the inspections, implement the precautionary measures, and conduct the simulations and training.  Gwenco reopened the mining operations approximately two weeks after the inspections commenced.   However, as an ongoing result of the tragedy at UBB, MSHA significantly increased regulatory enforcement in our mines.  The increased regulatory enforcement had a significant negative impact our productivity and operating results for the third quarter of 2010.  We lost a significant number of shifts during the quarter due to regulatory issues, many of which were due to delays in MSHA’s approval process for ventilation or other mine plan changes.  If MSHA continues to order our mines to be temporarily closed or permanently closes such mines, our ability to meet our customers’ demands could be adversely affected.

In September 2010, MSHA revised the federal standard for the incombustible content of coal dust, rock dust and other dust combined in coal mines. The revised standard is effective for new mining as of October 7, 2010, and for previously mined areas by November 22, 2010.  We expect our cost of mining to increase as we comply with the revised standard for additional rock-dusting materials, equipment and labor.

Name Change.  On June 10, 2010, we filed an amendment to our Articles of Incorporation to change corporate name from Quest Minerals & Mining Corp. to “Kentucky Energy, Inc.  The change in corporate name took effect on June 16, 2010.

Drilling Contract.   On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000.  In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010.  This well will be used to test thoroughly the main oil and gas horizons.  As of September 30, 2010, we did not pay the full initial deposit; however, we have continued to make good faith payments to the third party, and the third party has agreed to grant us an extension to finalize the transaction.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of unaudited condensed consolidated financial statements requires managers to make estimates and disclosures on the date of the unaudited condensed consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect its more significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements.

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

Income Taxes

We provide for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of September 30, 2010, we had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to our net operating loss carry forward was fully offset by a valuation allowance.  However, we have not filed our corporate income tax returns since 2002.

Fair Value

Our financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings.  All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at September 30, 2010.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$784,841	$348,334	$2,243,192	$678,648
Production costs	(974,641)	(655,566)	(2,803,820)	(1,344,334)
Selling, general and administrative	300,633	574,981	1,008,836	1,295,002
Depreciation and amortization	44,310	40,862	132,379	118,802

Operating income (loss)	$(534,743)	$(923,075)	$(1,701,843)	$(2,079,490)

Comparison of the three months ended September 30, 2010 and 2009

Coal Revenues.  Our coal revenues were $784,841 for the three months ended September 30, 2010, as compared to $348,334 for the three months ended September 30, 2009, an increase of 125%.  Our increase in revenues was due to our increased level of mining operations in the third quarter of 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis as compared to the prior period.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $974,641 for the three months ended September 30, 2010 as compared to $655,566 for the three months ended September 30, 2009, an increase of 49%.  As a percentage of sales, our productions cost were approximately 124% for the three months ended September 30, 2010, as compared to 188% for the three months ended September 30, 2009.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $300,633 for the three months ended September 30, 2010, from $574,981 for the three months ended September 30, 2009, a decrease of approximately 48%.   The increase resulted from decreases in compensation costs, equipment lease payments, and professional fees.

Depreciation and amortization.  Depreciation expense increased to $44,310 for the three months ended September 30, 2010, from $40,862 for the three months ended September 30, 2009.  The increase results from our putting additional equipment into service in 2009.

Operating loss.  We incurred an operating loss of $344,943 for the three months ended September 30, 2010, compared to an operating loss of $615,843 for the three months ended September 30, 2009.   We had lower operating losses in the three months ended September 30, 2010 as compared to the comparable period of 2009 primarily from significantly increased coal revenues, narrower gross loss margins, and reduced selling, general, and administrative expenses.

Gain (loss) on debt settlements.  We recorded no gain or loss on debt settlements in the three months ended September 30, 2010, as opposed to a loss of $1,200,305 on loan settlements from the prior comparable period.  The loss on debt settlements in the three months ended September 30, 2009 resulted from the confirmation of Gwenco’s Plan.

Interest.  Interest expense increased to $460,933 for the three months ended September 30, 2010 from $233,189 for the three months ended September 30, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of our restructured debt obligations pursuant to Gwenco’s plan of reorganization.  It also results from additional borrowings which occurred in 2009.

Comparison of the nine months ended September 30, 2010 and 2009

Coal Revenues.  Our coal revenues were $2,243,192 for the nine months ended September 30, 2010, as compared to $678,648 for the nine months ended September 30, 2009, an increase of approximately 231%.  Our increase in revenues was due to our increased level of mining operations in the first nine months of 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis as compared to the prior period.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $2,803,820 for the nine months ended September 30, 2010 as compared to $1,344,334 for the nine months ended September 30, 2009, an increase of approximately 109%.  As a percentage of sales, our productions cost decreased to 125% in the nine months ended September 30, 2010 from 198% for the comparable period in 2009.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general, and administrative expenses decreased to $1,008,836 for the nine months ended September 30, 2010, from $1,295,002 for the nine months ended September 30, 2009.

Depreciation and amortization.  Depreciation expense increased to $132,379 for the nine months ended September 30, 2010, from $118,802 for the nine months ended September 30, 2009.  The increase results from our putting additional equipment into service in 2009.

Operating loss.  We incurred an operating loss of $1,701,843 for the nine months ended September 30, 2010, compared to an operating loss of $2,079,490 for the nine months ended September 30, 2009.   We had lower operating losses in the first nine months of 2010 as compared to the comparable period of 2009 primarily from significantly increased coal revenues, narrower gross loss margins, and reduced selling, general, and administrative expenses.

Gain (loss) on debt settlements.  We recorded $16,026 in gain on debt settlements in the nine months ended September 30, 2010, as opposed to a loss of $1,201,226 on loan settlements from the prior comparable period.  The gain on debt settlement in the first nine months of 2010 resulted from the payment of accrued royalties and corresponding reduction of a note payable.  The loss on debt settlements in the nine months ended September 30, 2009 resulted from the confirmation of Gwenco’s Plan.

Interest.  Interest expense increased to $1,458,854 for the nine months ended September 30, 2010 from $526,738 for the nine months ended September 30, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The increase results primarily from interest computed in accruing present values of the principal amounts and future interest requirements of our restructured debt obligations pursuant to Gwenco’s Plan.  It also results from additional borrowings which occurred in 2009.

Liquidity and Capital Resources

We have financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at September 30, 2010 was $6,528,917.  We had cash of $34,314 as of September 30, 2010.

We used $505,159 of net cash in operating activities for the nine months ended September 30, 2010, compared to using $906,421 in the nine months ended September 30, 2009.  Cash used in operating activities for the nine months ended September 30, 2010 was due to our net loss of $3,144,671.  This was offset by non-cash expenses of $132,379 in depreciation and amortization, $11,768 of stock issued for interest, $247,120 of stock issued for services, $100,000 of stock option compensation, $16,026 of gain on debt settlement, $982,065 of amortized discount on convertible notes, $2,647 of amortized royalty costs, a decrease of $99,282 in receivables, an increase of $2,835 in prepaid expenses and an increase of accounts payable and accrued expenses of $1,083,112.

Net cash flows used in investing activities was $34,657 for the nine months ended September 30, 2010, as compared to $37,567 of net cash flows used in investing activities for the comparable period in 2009.  The net cash flows used in investing activities in the nine months ended September 30, 2010 resulted from $34,657 in security deposits.

Net cash flows provided by financing activities were $566,876 for the nine months ended September 30, 2010, compared to net cash flows provided by financing activities of $930,800 for the nine months ended September 30, 2009.  This decrease in net cash provided by financing activities is due to our borrowings of $1,698,283 under our Exit Facility in the Gwenco reorganization and other borrowings, offset by repayment of $1,131,407 under our Exit Facility.

Exit Facility

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 12% secured convertible line of credit note due March 2015.  The note is convertible into our common stock at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of our common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of our outstanding common stock.  The obligations under the exit facility are secured and guaranteed by us and our subsidiaries.  As of September 30, 2010, the outstanding balance on the exit facility was approximately $2.56 million.    On June 14, 2010, and again on November 4, 2010, Interstellar sent notices of an alleged default under the exit facility.  We denied, and continue to deny, that any such default occurred or is continuing.  See Part II, Item 5 of this report for additional details.

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

We intend to continue to conduct mining operations.  After years of either non-existent or sporadic mining operations, we have turned our operations around to the point where we are consistently generating meaningful revenue on a monthly basis.  We are seeking to improve our operational performance in order to increase revenues to a level necessary to generate positive cash flow.  We have increased operation revenue significantly since the confirmation of the Plan, and we believe we can continue this trend of revenue growth.

Our ability to obtain our desired revenue growth would be greatly enhanced with additional working capital and capital expenditures.  We obtained exit facility financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco.  The majority of the capital provided by our existing exit facility was used to pay for mine rehabilitation and repay existing creditors, as opposed to making capital expenditures and providing necessary parts and supplies.  As of the date of this report, we have exceeded the maximum capacity under the line.  We believe that a larger credit facility would allow us to make the necessary capital expenditures and provide sufficient working capital in order to accelerate our desired revenue growth.  We are currently seeking to obtain such a facility.  Should we successfully conclude negotiations of such a facility, we will move the Court for an order approving the facility pursuant to the negotiated terms of the facility and seek any consents necessary thereto.  It is possible that we will be unable to obtain a larger credit facility under these circumstances.

In addition, we may also seek to dispose of some or all of our assets or operations.  We have been approached by several prospective purchasers interested in purchasing our mine assets.  We have engaged in extensive negotiations to divest our mining assets, and we have been in discussions with several prospective purchasers who have expressed an interest in acquiring our mining assets.  We would retire all Plan and post-Plan obligations with the proceeds of any such sale.  It is possible that we will be unable to divest our mine assets under these circumstances.

Should we be unsuccessful in either improving our operational performance, obtaining a larger credit facility, or selling the mine assets on negotiated terms within a reasonable period of time, we may, either alone or in conjunction with the U.S. Trustee, move the Court for an order authorizing the marketing, auction, and sale of the mine assets, free and clear of liens, claims, and encumbrances, pursuant to approved bidding procedures to be established.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In light of the material weaknesses described below, we performed additional procedures to ensure that the unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2009, as they relate to the fiscal quarter ended September 30, 2010, are set forth in Note 7, “Commitments and Contingencies,” of the Notes to unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)

(1)           During the quarter ended September 30, 2010, we issued an aggregate of 305,976,692 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $48,482.99.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

(2)           During the quarter ended September 30, 2010, we issued an aggregate of 35,922,766 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $30,000.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

(3)           During the quarter ended September 30, 2010, we borrowed an aggregate of $145,500 from an investor, and in connection therewith, issued a series of 8% convertible promissory notes due 2011 in the aggregate principal amount of $145,500.  The notes are convertible into shares of our common stock at a conversion price of forty five percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  The issuances were exempt pursuant to Section 4(2) of the Securities Act.

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

On November 4, 2010, Interstellar delivered another notice of default relating to the Loan and Security Agreement, realleging that an Event of Default under Loan Agreement occurred and was continuing.  We deny the allegations under all notices of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   We continue to contend that no default under the exit facility has occurred.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

4.1	Form of 8% Convertible Note	Filed herewith.
31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY ENERGY, INC.

November 22, 2010	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)