Form 10-K
period 2010-12-31
Kentucky Energy, Inc.
filed 2011-04-15
CIK 1130126

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-32131

KENTUCKY ENERGY, INC.
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

As of April 12, 2011, 178,219,904 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

PART I

Kentucky Energy, Inc. (f/k/a Quest Minerals & Mining Corp.), including all its subsidiaries, are collectively referred to herein as “KI,” “the Company,” “us,” or “we.”

Item 1.   DESCRIPTION OF BUSINESS

General

We acquire and operate energy and mineral related properties in the southeastern part of the United States.  We focus our efforts on properties that produce quality compliance blend coal.

We are a holding company for Quest Minerals & Mining, Ltd., a Nevada corporation, or Quest (Nevada), which in turn is a holding company for Quest Energy, Ltd., a Kentucky corporation, or Quest Energy, and of Gwenco, Inc., a Kentucky corporation, or Gwenco.

Gwenco leases over 700 acres of coal mines, with approximately 9.8 million tons of proven/probable reserves tons of coal in place in six seams.  At this time, we cannot readily define the difference of assurance between “proven” and “probable” reserves. In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

Fiscal 2010 and First Quarter 2011 Developments

SEC Settlement.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

On April 8, 2011, the SEC announced that it has agreed to a settlement with us.  We entered into the settlement without admitting or denying the allegations set forth in the Notice, as is consistent with standard SEC practice.  Under the terms of the settlement, we consented to a cease and desist order from committing or causing any violations and any future violations of Section 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 12b-20, 12a-1 and 13a-13 thereunder.  In addition, we agreed to perform certain undertakings including (i) maintaining at least two independent director so that not less than 2/3 of our board will be independent directors (ii) employing a chief financial officer qualified to prepare financial statements in accordance with GAAP; (iii) notify the Division of Enforcement if our chief financial officer resigns or is terminated or if one or more board members leave such that the board as a whole is not independent and (iv) adopt a system of written internal controls and identify and implement actions to improve the effectiveness of our disclosure controls, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with our independent auditors.

Termination of Letter of Intent.  On February 8, 2011, we announced the signing of a letter of intent to sell our coal mining operation.  As of the date of this report, the purchaser under such letter of intent has not consummated the acquisition within the exclusivity period set forth in the letter of intent.  As such, we intend to resume discussions with other prospective purchasers who have expressed an interest in acquiring our mining assets.  In addition, we are currently seeking a larger credit facility that would allow us to make the necessary capital expenditures and provide sufficient working capital in order to accelerate our desired revenue growth.

Operations Overview.  In the year ended 2010, we continued to conduct mining operations.  We generated coal revenues of approximately $2.4 million for the year ended 2010, compared to approximately $1.6 million for the year ended 2009.  Other than with respect to the West Virginia explosion discussed below, we did not have to shut down our operations during the year ended 2010.  However, we did encounter temporary delays and stoppages, due to either breakdowns in equipment, a lack of necessary supplies, weather-related production issues, or regulatory inspections.  We continue to encounter thicker coal seams as we advance further into the mine.

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

Name Change.  On June 10, 2010, we filed an amendment to our Articles of Incorporation to change corporate name from Quest Minerals & Mining Corp. to “Kentucky Energy, Inc.”  The change in corporate name took effect on June 16, 2010.

Drilling Contract.   On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000.  In addition, the unrelated third party will be retained for day to day management of the property, including drilling operations for additional consideration of $155,000 per well.  This well will be used to test thoroughly the main oil and gas horizons. On January 15, 2011, we satisfied the initial deposit requirement pursuant to a lease agreement dated July 21, 2010, where we seeking to obtain the working interests for certain oil and gas properties in Rockcastle County, Kentucky. As part of the agreement, 75%  net revenue interest representing a 100% working interest of said leases totaling 4,640 acres of oil and gas exploration property were assigned to the company by a third party leaseholder representative. We have not yet determined when initial drilling will commence.

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

Gwenco Mines

Gwenco holds approximately 30 coal leases, covering an estimated 700 acres, with approximately 9.8 million proven/probable reserves.  At this time we cannot readily define the difference of assurance between “proven” and “probable” tons of coal in place in six seams.  The primary reserves are in the Pond Creek, Lower Cedar Grove, and Taylor seams.  Both the Pond Creek and Lower Cedars Grove seams are permitted and bonded and have been mined to a limited extent.  The coal in the Pond Creek seam is low-sulfur, compliance coal, running at an average of 12,000 to 12,500 BTUs when mined clean.  The coal in the Lower Cedar Grove seam has a shale parting and must be washed to be commercial.  When cleaned it is a high BTU coal with certain metallurgical coal qualities.

The following map provides the location of our operations within the Central Appalachian region:

Each seam has road access and can be reached by truck.

The following table provides key operational information on our Seams in 2010:

Seam	Active/ Inactive	Mine Type	Active Mine Count (1)	Transportation	2010 Production		Year Established or Acquired
Winifrede	I	U	0	Truck		0	2004
Taylor	I	U	0	Truck	0	0	2004
Cedar Grove	I	U	0	Truck		0	2004
Pond Creek	A	U	1	Truck		32,898	2004

(1)	Active mine count as of March 31, 2011.

(1)	Active mine count as of March 31, 2011.
S	– surface mine
U	– underground mine

Mining Techniques

There are several basis techniques for mining drift or adit mines.  We have used, and intend to use, a continuous miner on the Pond Creek seam at its Gwenco facility.  We have used, and intend to use, a Joy 14-9 continuous miner at the Gwenco mines.  In this technique, the miner has a cutting head that tears the coal from it natural deposit and transfers the coal to a gather head and then to shuttle cars that can carry from 3 to 10 tons depending on the size.  This method can create higher volume mining than the conventional method, but may mine the coal with a higher content of ash.

Expansion Strategy

We seek to acquire new mines and contracting to produce and market additional coal in its geographic focus area.  We intend to acquire and operate high quality coal properties with established field personnel, primarily in the eastern Kentucky coalfields, with additional properties in southwestern West Virginia and western Virginia.  This region has an excellent infrastructure of workers, truckers, rail sidings on the CSX and N&W rail lines and low cost access to the Big Sandy barge docks near Ashland, KY, for effective coal distribution.  We intend to use its local knowledge to pursue high returns on investment from re-opening profitable properties in this region.  It intends to grow by additional accretive acquisitions, contract mining, and internal development of owned properties.

We are also seeking to diversify its operations into other sectors of the energy industry, including the oil and gas sector.  Our coal miners collectively have over 50 years of mining experience.  We may also engage key industry experts to assist in the analysis and funding of these properties.  Our management believes that a successful diversification into the oil and gas field would provide us with an opportunity to improve its results of operations while hedging on coal production and prices.

Customers

We had 3 primary customers in the year ended December 31, 2010, which routinely purchase all the coal we can produce at spot market rates.  To the extent that we are able to produce coal beyond the demands of these two customers, it intends to sell its remaining coal to other purchasers or on the spot market to coal brokers.  We may seek to enter into long-term contracts (exceeding one year in duration) with customers if economic circumstances indicate that such arrangements would maximize profitability.  These arrangements would allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices.

Competition

The coal industry in the United States is highly competitive.  We compete with many large producers and other small coal producers.  We also compete with other producers primarily on the basis of price, coal quality, transportation cost and reliability of supply.  Many of our competitors are more viable, are better capitalized, and have greater financial resources than us.  Continued demand for coal is also dependent on factors outside of our control, including demand for electricity, environmental and governmental regulations, weather, technological developments, and the availability and cost of alternative fuel sources.

The price at which our production can be sold is dependent upon a variety of factors, many of which are beyond our control.  We sell coal on the spot-market and seek to sell coal under long-term contracts.  Generally, the relative competitiveness of coal vis-a-vis other fuels or other coals is evaluated on a delivered cost per heating value unit basis.  In addition to competition from other fuels, coal quality, the marginal cost of producing coal in various regions of the country and transportation costs are major determinants of the price for which our production can be sold.  Factors that directly influence production cost include geological characteristics (including seam thickness), overburden ratios, depth of underground reserves, transportation costs and labor availability and cost.  Underground mining has higher labor (including reserves for future costs associated with labor benefits and health care) and capital (including modern mining equipment and construction of extensive ventilation systems) costs than those of surface mining.  In recent years, increased development of large surface mining operations, particularly in the western United States, and more efficient mining equipment and techniques, have contributed to excess coal production capacity in the United States.  Competition resulting from excess capacity has encouraged producers to reduce prices and to pass productivity gains through to customers.  Demand for our low sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high sulfur coal, which can be marketed in tandem with emissions allowances.

Transportation costs are another fundamental factor affecting coal industry competition.  Coordination of the many eastern loadouts, the large number of small shipments, terrain and labor issues all combine to make shipments originating in the eastern United States inherently more expensive on a per-mile basis than shipments originating in the western United States.  Historically, coal transportation rates from the western coal producing areas into Central Appalachian markets limited the use of western coal in those markets.  More recently, however, lower rail rates from the western coal producing areas to markets served by eastern producers have created major competitive challenges for eastern producers.  Barge transportation is the lowest cost method of transporting coal long distances in the eastern United States, and the large numbers of eastern producers with river access keep coal prices competitive.  We believe that many utilities with plants located on the Ohio River system are well positioned for deregulation as competition for river shipments should remain high for Central Appalachian coal.  We also believes that with close proximity to competitively-priced Central Appalachian coal, utilities with plants located on the Ohio River system will become price setters in a deregulated environment.

Although undergoing significant consolidation, the coal industry in the United States remains highly fragmented.  It is possible that our costs will not permit it to compete effectively with other producers seeking to provide coal to a customer; however, it is our goal to maintain low production costs, offer a variety of products and have develop access to multiple transportation systems that will enable it to compete effectively with other producers.

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

The MINER Act and related Mine Safety and Health Administration (“MSHA”) regulatory actions require, among other things, improved emergency response capability, increased availability of emergency breathable air, enhanced communication and tracking systems, more available mine rescue teams, increased mine seal strength and monitoring of sealed areas in underground mines, and larger penalties by MSHA for noncompliance by mine operators. Coal producing states, including West Virginia and Kentucky, have passed similar legislation.

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

On October 19, 2010, MSHA issued a proposed rule, 75 Fed. Reg. 64412 (“PR1”), which would lower the current two milligram dust standard to one milligram gradually over a two-year period, mandate the use of continuous personal dust monitors, address extended work shifts, redefine normal production shifts, require additional medical surveillance examinations for miners, and provide for the use of a single, full-shift sample to determine compliance.

The current respirable coal mine dust exposure standard would be reduced as follows:

●	The current limit would be lowered to 1.7 mg/m3 six months after the final rule's effective date.

●	The limit would be lowered to 1.5 mg/m3 12 months after the final rule's effective date.

●	The limit would be lowered to 1.0 mg/m3 24 months after the final rule's effective date.

●	The limit for miners who show evidence of developing pneumoconiosis would be reduced to 0.5 mg/m3 six months after the final rule's effective date.

●	Additionally, the limit for intake air at underground mines would be reduced to 0.5 mg/m3 six months after the final rule's effective date.

The PR1 would phase in the required use of the Continuous Personal Dust Monitor (“CPDM”).  The CPDMs would electronically store all respirable dust sampling data collected during a shift and would be sent to MSHA electronically.  The CPDMs would be optional for surface coal mines and for non-production areas of underground coal mines (such as outby areas).

Other changes include: requiring sampling of extended work shifts to account for occupational exposures of greater than eight hours per shift; requiring sampling when production is equivalent to or greater than the level of average production level over the last 30 production shifts; requiring spirometry testing, occupational history and symptom assessment to be implemented, in addition to the chest x-ray exam currently required for underground coal miners and medical surveillance; and finally, a single, full-shift sample collected by MSHA or the mine operator would be used to determine compliance rather than averaging multiple dust samples of different miners’ exposures per the current requirements.

The PR1 is out for comment until May 2, 2011.

On September 23, 2010, MSHA promulgated an Emergency Temporary Standard (“ETS”) requiring that the total incombustible content (“TIC”) of the combined coal, rock and other dusts in underground coal mines be at least 80%. 75 Fed. Reg. 57849 (Sept. 23, 2010). In addition, the ETS requires that where methane is present in any ventilating current, the TIC of such combined dust shall be increased 0.4% for each 0.1% of methane. The ETS revised the existing standard, 30 C.F.R. § 75.403, which permitted TIC of combined dusts to be 65% in areas of a mine other than return air courses.

The ETS serves as an emergency temporary final rule with immediate effect and provides for an opportunity for notice and comment, after which MSHA will issue a new final standard. The new final standard must be issued within nine months of the promulgation of the ETS and may differ from the ETS.

On February 2, 2011, MSHA published proposed changes to 30 C.F.R. Part 104 regarding the Pattern of Violations (“POV”) program (“PR2”).  Under the PR2, MSHA will consider all significant and substantial (“S&S”) citations and orders issued, including non-final citations and orders, when determining POV status.  The existing initial screening criteria found at 30 C.F.R. § 104.2 will be eliminated.  Additionally, the PR2 removes the potential POV notice and instead will post the pattern criteria online so that operators can track their status.  MSHA will also post compliance data that the agency will use on its website and provide access to mine operators in a searchable form.  Finally, mines will be reviewed at least twice annually for POV status under the PR2.  The new POV status will utilize similar criteria as to what is currently set forth in 30 C.F.R. § 104.3, including the history of S&S violations, § 104(b) failure to abate orders for S&S violations, § 104(d) citations and orders for an unwarrantable failure to comply, § 107(a) imminent danger orders, § 104(g) orders for untrained miner withdrawal orders, and other information “that demonstrates a serious safety or health management problem at the mine, such as accident, injury and illness records.”  Mitigating circumstances will also be considered, including changes in ownership, however, it is unclear at what point in the process the mine operator may offer such information to MSHA.

The PR2 is out for comment until April 4, 2011.

On December 27, 2010, MSHA issued a proposed rule, 75 Fed. Reg. 81165 (“PR3”), to revise the requirements for pre-shift, supplemental, on-shift and weekly examinations of underground coal mines.  The PR3 would add the requirement that operators identify violations of mandatory health or safety standards and would also require the mine operator to record and correct these violations, note the actions taken to correct the conditions and review with mine examiners (e.g., the mine foreman, assistant mine foreman or other certified persons) on a quarterly basis all citations and orders issued in areas where pre-shift, supplemental, on-shift and weekly examinations are required.

The PR3 is out for comment until February 25, 2011.

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

Safety performance is measured in a variety of different ways, including through accident and violation experience expressed in terms of Non-Fatal Days Lost (NFDL) injury incident rates, Total Reported Incident Rates (TRIR) and Violations per Inspection Day (VPID).  The NFDL incident rate represents the number of non-fatal injuries that result in days away from work, statutory days charged, or days of restricted work activity annually per 100 employees.  The TRIR represents the number of NFDL injuries, injuries requiring medical treatment and fatalities occurring annually per 100 employees.  The VPID measure represents the average number of violations issued by MSHA per inspection day (each day constitutes 5 on-site inspection hours).

We have hired White Star Mining as our operator to conduct all of our mining operations.   This third party operator hires its own employees for the mining operations.  Our third party contractor keeps their own records regarding the safety performance of their company and their employees.  We cannot provide the NFDL and TRIR information for that of our third party contractor.

In addition, our third party operator is responsible for any and all violations issued by MSHA or other regulatory agencies regarding their mining operations.  We do not have access to the records of our third party contractor for their VPIP statistics.

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

           Operations - Permitting; Compliance.  We have obtained all the permits required for its current operations under the SMCRA, the Clean Water Act, the Clean Air Act, and corresponding state laws.  We are currently, and intend to remain in compliance in all material respects with such permits and intend to routinely correct in a timely fashion violations of which it receives notice in the normal course of operations.  The expiration dates of the permits are largely immaterial as the law provides for a right of successive renewal.  The cost of obtaining surface mining, clean water, and air permits can vary widely depending on the scientific and technical demonstrations that must be made to obtain the permits.  However, the cost of obtaining a permit is rarely more than $500,000 and of obtaining a renewal is rarely more than $5,000.  It is impossible to predict the full impact of future judicial, legislative, or regulatory developments on our operations because the standards to be met, as well as the technology and length of time available to meet those standards, continue to develop and change.

The imposition of more stringent requirements under environmental laws or regulations, new developments or changes regarding site cleanup costs or the allocation of such costs among potentially responsible parties, or a determination that we are potentially responsible for the release of hazardous substances at sites other than those currently identified, could result in additional expenditures or the provision of additional accruals in expectation of such expenditures.

Coal Reserves

We estimate that, as of December 31, 2010, we have total reserves of approximately 9.8 million tons, of proven/probable reserves.  “Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.  “Recoverable” reserves mean coal that is economically recoverable using existing equipment and methods under federal and state laws currently in effect.  “Proven (Measured) Reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  “Probable reserves” are defined by Securities and Exchange Commission Industry Guide 7 as reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.  At this time, we cannot readily define the difference of assurance between “proven” and “probable” reserves.

The table below summarizes our reserves for each of our mines:

SEAM	TONS	CLASS	GRADE*	OWNED	LEASED

Winifede	214,650	Proven/Probable	STEAM	0	214,650
Taylor	1,783,500	Proven/Probable	STEAM	0	1,783,650
Cedar Grove	3,702,600	Proven/Probable	STEAM/NEAR MET	0	3,702,600
Pond Creek	4,027,762	Proven/Probable	STEAM/NEAR MET	0	4,027,762

TOTALS	9,728,512

*--Commonly known information in the general area of the reserve

Information about our reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by its contracted engineers, geologists, and finance associates.  Reserve estimates are updated as deemed necessary by management using geologic data taken from drill holes, adjacent mine workings, outcrop prospect openings and other sources.  Coal tonnages are categorized according to coal quality, seam thickness, mineability, and location relative to existing mines and infrastructure.  In accordance with applicable industry standards, proven reserves are those for which reliable data points are spaced no more than 2,700 feet apart.  Probable reserves are those for which reliable data points are spaced 2,700 feet to 7,900 feet apart.  Further scrutiny is applied using geological criteria and other factors related to profitable extraction of the coal.  These criteria include seam height, roof and floor conditions, yield, and marketability.

As with most coal-producing companies in Central Appalachia, all of our coal reserves are controlled pursuant to leases from third party landowners.  These leases convey mining rights to the coal producer in exchange for a royalty payment to the lessor based on either a fixed amount per ton of coal mined or a percentage of gross sales price of coal mined.  All of our leases have automatic renewal provisions.  The royalties for coal reserves to landowners from our producing properties was approximately $303,467 for the year ended December 31, 2010 and $110,000 for the year ended December 31, 2009.

So long as the leases are maintained, we intend to mine all of the coal on the properties covering the leases, in large part due to the automatic renewal provisions.  Should we receive a significant capital infusion allowing us to run full time continuous mining operations for all properties, we would expect to complete mining production in approximately 10 years.  However, if we are unable to maintain our leases, we would be unable to maintain this production schedule.  As of the date of this report, we have no mines open and are conducting no mining operations.  Accordingly, we have no current scheduled production.  Upon receipt of additional requisite funding, we plan to resume mining operations.

Our wholly-owned subsidiary, Gwenco, Inc., obtained Title Reports from an established  law firm with offices in Kentucky and West Virginia with respect to the title to the real property subject to the Company’s leases and the rights described therein.  Furthermore, we have obtained supplemental title reports from Appalachian Title Research, Inc. with respect to the title to real property subject to certain of our leases and the rights described therein.

The categorization of the “quality” (i.e., sulfur content, Btu, coal type, etc.) of coal reserves is as follows as of December 31, 2010:

		Recoverable Reserves (1) Sulfur Content
Seam	Recoverable Reserves	+1% (2)	-1% (2)	Compliance (2)	Avg. Btu as Received (3)
Winifrede	214,650	0	100%	100%	12,000-12,500
Taylor	1,783,650	0	100%	100%	12,000-12,500
Cedar Grove	3,702,600	0	100%	100%	12,000-12,500
Pond Creek	4,027,762	0	100%	100%	12,000-12,500

[Missing Graphic Reference]
(1)	The reserve numbers of each Seam contain a moisture factor specific to the particular reserves of that Seam. The moisture factor represents the average moisture present in our delivered coal.
(2)	+1% or -1% refers to sulfur content as a percentage in coal by weight. Compliance coal is less than 1% sulfur content by weight and is included in the -1% column.
(3)	Represents an estimate of the average Btu per pound present in our coal, as it is received by the customer.

Compliance compared to non-compliance coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards imposed by Title IV of the Clean Air Act and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal that is considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then current regulatory limit. Clean air regulations that further restrict sulfur dioxide emissions will likely reduce significantly the amount of coal that can be labeled compliance. Currently, coal classified as compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million Btu’s of fuel consumed. At December 31, 2010, all of our coal reserves met the current standard as compliance coal.

Attached below is a table showing production results for the last three years for the Slater’s Branch location on our Pond Creek seam.  We have done any drilling on the Cedar Grove, Winifrede or Taylor seams and as such we have no production rates for each of those seams.

Year	Clean Tons Severed	Clean tons sold	Weighted Average Price per ton ($)(1)
2010	32,898	32,898	73
2009	24,222.15	24,222.15	66.57
2008	7,686.68	7,686.68	97.15
(1)	The weighted average calculation is the sum of the daily tonnage sold multiplied by the average daily vender price per ton divided by annual tonnage results.

Our Slater’s Branch location at Pond Creek has road access and can be reached on trucks.  The minable coal thickness is 29” to 49”.  We run a continuous mining operation using shuttle cars, conveyer belts and continuous miners.  We have contracted White Star Mining to conduct all mining operations at this location.  This mine is currently closed.  We intend to reopen upon receiving the requisite additional funds.

Employees

We currently employ one person, our President, Eugene Chiaramonte, Jr.  All other personnel who provide services for us, whether in administration or in mining operations, either work on an independent contractor basis or work for White Star Mining under a contract mining arrangement.  None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and believe that it has good relations with its employees.

Business Development of Kentucky

Quest Minerals (Nevada), was organized on November 19, 2003 to acquire and operate privately held coal mining companies in the southeast United States.

Reverse Merger. We were incorporated on November 21, 1985 in the State of Utah under the name “Sabre, Inc.”  It subsequently changed its name to Tillman International, Inc., or Tillman.  On February 9, 2004, Quest Minerals (Nevada) completed a “reverse merger” with Tillman.  On April 8, 2004, Tillman changed its name to “Quest Minerals & Mining Corp.”

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

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors and the other information in this report before investing in our common stock.  Our business and results of operations could be seriously harmed by any of the following risks.  The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

We have received a notice from our secured lender under our exit facility alleging defaults thereunder who could seek liquidation of our assets.  On June 14, 2010, our secured lender under the exit facility, delivered a notice of default relating to that certain Loan and Security Agreement dated March 8, 2010.  Under the notice, our alleged an Event of Default under the Loan Agreement occurred and was continuing pursuant to Section 8.21 thereunder as they allegedly deemed itself “insecure” under the Loan Agreement.  We have denied our secured allegation of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   On June 17, 2010, Gwenco and our secured lender entered into an agreement pursuant to which, among other things, our secured lender  agreed to forbear under the Loan Agreement for a period of 90 days.  On November 4, 2010, our secured lender delivered another notice of default relating to the Loan and Security Agreement, realleging that an Event of Default under Loan Agreement occurred and was continuing.  We deny the allegations under all notices of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   We continue to contend that no default under the exit facility has occurred. To date, our secured lender has not commenced any legal proceedings against us.  However, if our secured lender were to commence litigation and was successful proving a default thereunder, they could seek to liquidate our assets.

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

Equipment breakdowns and a shortage of supplies have caused significant work stoppages.  Unless we receive significant additional working capital, it is likely that these breakdowns and shortages will continue.  During the past two fiscal years, we have been forced to suspend its mining operations for approximately two out of five days, on average, due to either breakdowns in equipment or a lack of necessary supplies.  We require significant additional working capital to maintain, repair, or replace its equipment and to maintain adequate inventories of supplies in order to significantly reduce these work stoppages.  It is possible that we may not be able to obtain such additional working capital in the amounts necessary to reduce these work stoppages.  If we are unable to obtain such working capital, significant work stoppages are to likely to continue.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders. As of April 12, 2011, approximately 45,589,707,032 shares of our common stock were required for issuance upon exercise or conversion of the following securities (without regard to any limitations on conversion): (i) 45,307,529,032 shares representing shares of common stock issuable upon conversion in full of our outstanding convertible promissory notes or claims with conversion options (without regard to any limitations on conversion); (ii) 32,178,000 shares of common stock issuable upon conversion of our Series A Preferred (without regard to any limitations on conversion) and (iii) 250,000,000 shares were reserved for exercise of outstanding options.  The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.  In addition, any decrease in our stock price will result in additional shares of common stock required for issuance upon exercise or conversion of the securities set forth above.  Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.

The issuance of shares upon conversion of our convertible securities may cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of our outstanding convertible notes or Series A Preferred Stock may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion.  Although the selling stockholders may not convert their convertible notes if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There only upper limit on the number of shares that may be issued is the number of shares of common stock authorized for issuance under our articles of incorporation. The issuance of shares upon conversion of the convertible notes will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.  Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.

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

We may need to continue to finance its operations through additional borrowings or other capital financings, and if it is unable to obtain additional capital, it may not be able to continue as a going concern.  We have a working capital deficit as of December 31, 2010.  While we and Gwenco submitted financial projections to the Bankruptcy Court that forecast that Gwenco will generate positive cash flow, to date, Gwenco has unable to meet those projections and has not generated negative cash flow.  While management believes that it will be able to perform according to the projections, it cannot currently estimate when that may occur, if at all.  As such, we are unable to forecast whether it will be able to fund its operations, working capital requirements, and debt service requirements over the fiscal year 2010 through cash flows generated from operations.  So long as Gwenco is not generating positive cash flow, we will need to continue to finance its operations through additional borrowings or other capital financings.  Our collateral may not be sufficient to borrow additional amounts at such time.  We may also seek equity financing in the form of a private placement or a public offering.  Such additional financing may not be available to us, when and if needed, on acceptable terms or at all.  If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, its operating results and prospects could be further adversely affected.

We have substantial indebtedness outstanding, and its operations are significantly leveraged.   In order to finance our operations, we have incurred substantial indebtedness.  Our subsidiary, Gwenco, Inc., has already filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  Secured and non-priority unsecured classes of creditors voted to approve the plan, with over 80% of the unsecured claims in dollar amount voting for the plan, and over 90% of responding lessors supporting it.   The Plan became effective on October 12, 2009.  Even though the Bankruptcy Court has confirmed the Plan, it is still possible that the Bankruptcy Court could convert Gwenco’s case to Chapter 7 and liquidate all of Gwenco’s assets if the Court determines that Gwenco is unable to perform under the Plan.  Gwenco is not currently generating positive cash flows from operations, and as such, it relies on additional financing in order to supplement its current cash flows from operations in order service its debt and other obligations under the Plan.  In the case of a Chapter 7 conversion, the Company would be materially impacted and could lose all of its working assets and have only unpaid liabilities.  In addition, the Company might be forced to file for protection under Chapter 11 as it is the primary guarantor on a number of Gwenco’s contracts.

We may be unable to continue as a going concern, in which case its securities will have little or no value.  Our independent auditor has noted in its report concerning our financial statements as of December 31, 2010 that it has incurred recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  As shown in the consolidated financial statements included in this report, we have incurred recurring losses from operations in 2010 and 2009, and have an accumulated deficit and a working capital deficit as of December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern.  It is possible that we will not achieve operating profits in the future.

The level of our indebtedness could adversely affect its ability to grow and compete and prevent it from fulfilling its obligations under its contracts and agreements.  We have significant debt, lease, and royalty obligations.  Its ability to satisfy debt service, lease, and royalty obligations and to effect any refinancing of its indebtedness will depend upon future operating performance, which will be affected by prevailing economic conditions in the markets that it serves as well as financial, business and other factors, many of which are beyond its control.  We may be unable to generate sufficient cash flow from operations and future borrowings, or other financings may be unavailable in an amount sufficient to enable it to fund its debt service, lease, and royalty payment obligations or its other liquidity needs.   Our relative amount of debt could have material consequences to its business, including, but not limited to, the following: (i) making it more difficult to satisfy debt covenants and debt service, lease payment, and other obligations; (ii) increasing its vulnerability to general adverse economic and industry conditions; (iii) limiting its ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures, or other general corporate requirements; (iv) reducing the availability of cash flows from operations to fund acquisitions, working capital, capital expenditures, or other general corporate purposes; (v) limiting its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; or (vi) placing it at a competitive disadvantage when compared to competitors with less relative amounts of debt.

If transportation for our coal becomes unavailable or uneconomic for its customers, our ability to sell coal could suffer.  Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal.  Coal producers depend upon rail, barge, trucking, overland conveyor, and other systems to deliver coal to markets.  While U.S. coal customers typically arrange and pay for transportation of coal from the mine to the point of use, disruption of these transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to its customers and thus could adversely affect our results of operations.  For example, the high volume of coal shipped from one region of mines could create temporary congestion on the rail systems servicing that region.

Risks inherent to mining could increase the cost of operating our business.  Our mining operations are subject to conditions beyond its control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time.  These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock, and other natural materials and variations in geologic conditions.  In addition, the United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide.  In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations.  Although the specific emission targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012.  Although the United States has not ratified the emission targets and no comprehensive regulations focusing on U.S. greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal.  According to the Energy Information Administration’s Emissions of Greenhouse Gases in the United States 2002, coal accounts for 30% of greenhouse gas emissions in the United States, and efforts to control greenhouse gas emissions could result in reduced use of coal if electricity generators switch to sources of fuel with lower carbon dioxide emissions.  Further developments in connection with regulations or other limits on carbon dioxide emissions could have a material adverse effect on our financial condition or results of operations.

Our future success depends upon its ability to continue acquiring and developing coal reserves that are economically recoverable.  Our recoverable reserves decline as it produces coal.  We have not yet applied for the permits required or developed the mines necessary to use all of its reserves.  Furthermore, we may not be able to mine all of its reserves as profitably as it does at its current operations.  Our future success depends upon its conducting successful exploration and development activities or acquiring properties containing economically recoverable reserves.  Our planned mine development projects and acquisition activities may not result in significant additional reserves, and it may not have continuing success developing additional mines.  Most of our mining operations are conducted on properties owned or leased by us.  Because title to most of its leased properties and mineral rights are not thoroughly verified until a permit to mine the property is obtained, our right to mine some of its reserves may be materially adversely affected if defects in title or boundaries exist.  In addition, in order to develop its reserves, we must receive various governmental permits.  We cannot predict whether it will continue to receive the permits necessary for it to operate profitably in the future.  We may not be able to negotiate new leases from the government or from private parties or obtain mining contracts for properties containing additional reserves or maintain its leasehold interest in properties on which mining operations are not commenced during the term of the lease.  From time to time, we have experienced litigation with lessors of our coal properties and with royalty holders.

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

Our ability to operate effectively could be impaired if it loses key personnel.  We manage our business with a number of key personnel, the loss of a number of whom could have a material adverse effect on us.  In addition, as its business develops and expands, we believe that its future success will depend greatly on its continued ability to attract and retain highly skilled and qualified personnel.  It is possible that key personnel will not continue to be employed by us and that we will be not able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover its executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

Coal markets are highly competitive and affected by factors beyond our control.   We compete with coal producers in various regions of the U.S. for domestic sales and with both domestic and overseas producers for sales to international markets.  Continued domestic demand for our coal and the prices that it will be able to obtain primarily will depend upon coal consumption patterns of the domestic electric utility industry and the domestic steel industry.  Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing coal and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources, including hydroelectric power.  Consumption by the domestic steel industry is primarily affected by the demand for U.S. steel.  Our sales of metallurgical coal are dependent on the continued financial viability of domestic steel companies and their ability to compete with steel producers abroad.  The cost of ocean transportation and the valuation of the U.S. dollar in relation to foreign currencies significantly impact the relative attractiveness of our coal as it competes on price with other foreign coal producing sources.

We are subject to being adversely affected by the potential inability to renew or obtain surety bonds.    Federal and state laws require bonds to secure our obligations to reclaim lands used for mining, to pay federal and state workers’ compensation and to satisfy other miscellaneous obligations. These bonds are typically renewable annually. Surety bond issuers and holders may not continue to renew the bonds or may demand additional collateral upon those renewals. We are also subject to increases in the amount of surety bonds required by federal and state laws as these laws change or the interpretation of these laws changes. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse impact on us, possibly by prohibiting us from developing properties that we desire to develop. That failure could result from a variety of factors including the following: (i) lack of availability, higher expense or unfavorable market terms of new bonds; (ii) restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our senior notes or revolving credit facilities; (iii) our inability to meet certain financial tests with respect to a portion of the post-mining reclamation bonds; and (iv) the exercise by third-party surety bond issuers of their right to refuse to renew or issue new bonds.

Defects in title or loss of any leasehold interests in our properties could limit its ability to mine its properties or result in significant unanticipated costs.  Substantially all of our mining operations occur on properties that we lease.  Title defects or the loss of leases could adversely affect our ability to mine the reserves covered by those leases.  Our right to mine some of our reserves may be adversely affected if defects in title or boundaries exist.  In order to obtain leases to conduct our mining operations on property where these defects exist, we may have to incur unanticipated costs.  In addition, we may not be able to successfully negotiate new leases for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease.

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

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change released in 2007, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. A considerable and increasing amount of attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. According to the EIA report, “Emissions of Greenhouse Gases in the United States 2007,” coal combustion accounts for 30% of man-made greenhouse gas emissions in the United States. Legislation was introduced in Congress in the past several years to reduce greenhouse gas emissions in the United States and, although no bills to reduce such emissions have yet passed either house of Congress, bills to reduce such emissions remain pending and others are likely to be introduced. President Obama campaigned in favor of a “cap-and-trade” program to require mandatory greenhouse gas emissions reductions and since his election has continued to express support for such legislation, contrary to the previous administration. The United States Supreme Court’s 2007 decision in Massachusetts v. Environmental Protection Agency ruled that EPA improperly declined to address carbon dioxide impacts on climate change in a rulemaking related to new motor vehicles. The reasoning of the court decision could affect other federal regulatory programs, including those that directly relate to coal use. In July 2008, EPA published an Advanced Notice of Proposed Rulemaking (ANPR) seeking comments regarding the regulation of greenhouse gas emissions; and in February 2009 the newly appointed administrator of EPA granted a petition by environmental advocacy groups to reconsider an interpretive memorandum by her predecessor in December 2008 that concluded the Clean Air Act’s Prevention of Significant Deterioration program does not extend to carbon dioxide emissions, a decision that could lead to carbon dioxide emissions from coal-fired power plants being a consideration in permitting decisions. In addition, a growing number of states in the United States are taking steps to require greenhouse gas emissions reductions from coal-fired power plants. Enactment of laws and promulgation of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

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

Coal prices are affected by a number of factors and may vary dramatically by region.  The two principal components of the price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use.  The cost of mining the coal is influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. Underground mining is generally more expensive than surface mining as a result of high capital costs, including costs for modern mining equipment and construction of extensive ventilation systems and higher labor costs due to lower productivity.  We currently engage in three principal coal mining techniques: underground room and pillar mining, underground longwall mining and highwall mining.  Because underground longwall mining, surface mining, and highwall mining are high-productivity, low-cost mining methods, we seek to increase production from its use of these methods to the extent permissible and cost effective.

We depend on continued demand from its customers.  Reduced demand from our largest customers could have an adverse impact on its ability to achieve its projected revenue.  It is possible that our customers will not continue to purchase the same amount of coal as they have in the past or on terms, including pricing terms, as favorable as under existing purchase terms.  If we enter into long-term contracts with future customers, when those contracts reach expiration, it is possible that that the customers will not extend or enter into new long-term contracts.

We face numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in its estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.  There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control.  As a result, estimates of economically recoverable coal reserves are by their nature uncertain.  Information about our reserves consists of estimates based on engineering, economic, and geological data assembled and analyzed by our staff.  Some of the factors and assumptions that impact economically recoverable reserve estimates include the following:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects on regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves.  For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties may vary substantially.  As a result, we estimate may not accurately reflect its actual reserves. Actual production, revenues, and expenditures with respect to its reserves will likely vary from estimates, and these variances may be material.

Union represented labor creates an increased risk of work stoppages and higher labor costs.  As of December 31, 2010, none of our workforce was represented by a union.  However, in the event that we are required to hire union labor, there may be an increased risk of strikes and other related work actions, in addition to higher labor costs associated with union labor.  We have experienced some union organizing campaigns at some of its open shop facilities within the past five years.  If some or all of our current open shop operations were to become union represented, we could be subject to additional risk of work stoppages and higher labor costs.  Increased labor costs or work stoppages could adversely affect the stability of production and reduce its net income.

Severe weather may affect our ability to mine and deliver coal. Severe weather, including flooding and excessive ice or snowfall, when it occurs, can adversely affect our ability to produce, load, and transport coal, and can also result in power outages that create an inability to operate the mines.  We have suffered work stoppages as a result of severe weather conditions, particularly during winter months.

Shortages of skilled labor in the Central Appalachian coal industry may pose a risk to achieving high labor productivity and competitive costs.  Coal mining continues to be a labor intensive industry.  In 2001, the coal industry experienced a shortage of trained coal miners in the Central Appalachian region causing many companies to hire mine workers with less experience. While we did not experience a comparable labor shortage in 2003, if another such shortage of skilled labor were to arise, our productivity could decrease and our costs could increase.  Such a lack of skilled miners could have an adverse impact on our labor productivity and costs and its ability to expand production in the event there is an increase in the demand for coal.

If the coal industry experiences overcapacity in the future, our profitability could be impaired.  Historically, a growing coal market and increased demand for coal attract new investors to the coal industry, spur the development of new mines and result in added production capacity throughout the industry, all of which can lead to increased competition and lower coal prices.  Similarly, an increase in future coal prices could encourage the development of expanded capacity by new or existing coal producers.  Any overcapacity could reduce coal prices and therefore reduce our revenues.

Terrorist attacks and threats, escalation of military activity in response to such attacks, or acts of war may negatively affect our cash flows, results of operations, or financial condition. Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our cash flows, results of operations, or financial condition.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of its control, such as terrorist attacks and acts of war.  Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the U.S. or its allies, or military or trade disruptions affecting our customers may materially adversely affect its operations.  As a result, there could be delays or losses in transportation and deliveries of coal to our customers, decreased sales of its coal, and extension of time for payment of accounts receivable from its customers.  Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the U.S.  In addition, disruption or significant increases in energy prices could result in government-imposed price controls.  It is possible that any, or a combination, of these occurrences could have a material impact on our cash flows, results of operations, or financial condition.

We may not be able to identify quality strategic acquisition candidates, and if it does make strategic acquisitions, it may not be able to successfully integrate their operations.  We intend to acquire companies in the coal mining industry that offer complementary products and services to its current business operations.  For each acquisition, we will be required to assimilate the operations, products, and personnel of the acquired business and train, retain, and motivate its key personnel.  We may be unable to maintain uniform standards, controls, procedures, and policies if it fails in these efforts.  Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in its operations and divert management’s attention from day-to-day operations, which could impair our relationships with its current employees, customers, and strategic partners.  We may have to incur debt or issue equity securities to pay for any future acquisitions.  The issuance of equity securities could be substantially dilutive to our stockholders.  In addition, our profitability may suffer because of acquisition related costs.  We currently have no agreements or commitments concerning any such additional acquisitions, and it may not be able to identify any companies that satisfy its acquisition criteria.

The government extensively regulates our mining operations, which imposes significant costs on us, and future regulations could increase those costs or limit our ability to produce coal.  Federal, state, and local authorities regulate the coal mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining, and the effects that mining has on groundwater quality and availability.  In addition, significant legislation mandating specified benefits for retired coal miners affects our industry.  Numerous governmental permits and approvals are required for mining operations.  We are required to prepare and present to federal, state, or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment.  The costs, liabilities, and requirements associated with these regulations may be costly and time-consuming and may delay commencement or continuation of exploration or production.  The possibility exists that new legislation and/or regulations and orders may be adopted that may materially adversely affect our mining operations, its cost structure, and/or its customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us or our customers to change operations significantly or incur increased costs.  The majority of our coal supply agreements contain provisions that allow a purchaser to terminate its contract if legislation is passed that either restricts the use or type of coal permissible at the purchaser’s plant or results in specified increases in the cost of coal or its use.  Further, in light of the recent mine explosion in West Virginia, it is also possible that new legislation and/or regulations and orders may be adopted relating to miners’ health and safety that may material adversely affect our mining operations, its cost structure, and/or its customers’ ability to use coal.  New legislation or administrative regulations (or judicial interpretations of existing laws and regulations), including proposals related to the protection of mine workers’ safety that would further regulate and tax the coal industry may also require us or our customers to change operations significantly or incur increased costs.  These factors and legislation, if enacted, could have a material adverse effect on our financial condition and results of operations.

There is a limited active trading market for our shares.  Our common stock is traded on the “Pink Sheets” under the symbol “QMIN.PK.”  Trading activity in our common stock has fluctuated widely and at times has been limited.  We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for our stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.   As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares are likely to be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations make it more difficult for brokers to sell our common shares and limit the liquidity of our securities.

We have no immediate plans to pay dividends.  We have not paid any cash dividends to date and does not expect to pay dividends for the foreseeable future.

Our sole officer controls our voting rights, and as long as he does, he will be able to control the outcome of stockholder voting.  Our sole officer, who is also one of two directors, is the owner of all of the outstanding shares of our Series C Preferred Stock, pursuant to which he holds approximately 99% of the outstanding voting rights for our capital stock.  As long as he controls our voting rights, our other stockholders will generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  Our sole officer will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation, and approval of significant corporate transactions.

Our articles of incorporation authorize our board of directors to effectuate forward and reverse stock splits without stockholder approval.  Our board of directors has the authority to effectuate both forward and reverse stock splits of our common stock without any further vote or action by our stockholders.  Although a forward or reverse stock split does not, in and of itself, result in dilution to existing stockholders, forward or reverse stock split may be negatively perceived and may have a negative effect on the market capitalization and relative price per share of our common stock.  Furthermore, the conversion prices set in many of our convertible securities do not adjust in the event of a stock split or reverse stock split.  As a result, some investors may be unwilling to purchase our common stock.

Our articles of incorporation authorize our board of directors to designate and issue preferred stock with rights, preferences and privileges that may be adverse to the rights of the holders of our common stock.  Our board of directors has the authority to issue up to an additional 21,140,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by our stockholders.  To date, we have issued 2,000,000 shares of Series A preferred stock, 1,600,000 shares of Series B preferred stock and 260,000 shares of Series C preferred stock.  Any preferred stock issued by our board of directors may, and in certain cases, do contain rights and preferences adverse to the voting power and other rights of the holders of common stock.  As a result, some investors may be unwilling to purchase our common stock.

Cautionary Statement Concerning
Forward-Looking Information

This annual report and the documents to which we refer you and incorporate into this annual report by reference contain forward-looking statements.  In addition, from time to time, we, or our representatives, may make forward-looking statements orally or in writing.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of its competition, its ability to compete, the adequacy of its current facilities and its ability to obtain additional space, use of future earnings, and the feature, benefits and performance of its current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms.  In evaluating these forward-looking statements, you should consider various factors.  These factors may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on its expectations and projections about future events, which it derives from the information currently available to it.  Such forward-looking statements relate to future events or future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaims any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 1B.   UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.   PROPERTIES

PROPERTIES

Our executive offices are located in Paterson, New Jersey and consist of approximately 1,000 square feet of leased space.  We lease this space at the rate of $1,500 per month from a related party corporation.

Gwenco leases over 700 acres of coal mines in Pike County, Kentucky, with approximately 9.8 tons of coal in place in six seams.  Gwenco is required to make annual minimum lease payments of approximately $55,000 per year. Gwenco currently only have 1 mine established, the Slater’s Branch location at Pond Creek.  Our Slater’s Branch location at Pond Creek has road access and can be reached on trucks.  The minable coal thickness is 29” to 49”.  We run a continuous mining operation using shuttle cars, conveyer belts and continuous miners.  We have contracted White Star Mining to conduct all mining operations at this location.  This mine is currently closed.  We intend to reopen upon receiving the requisite additional funds.

All of our current facilities are adequate for its current operations.  We anticipate that additional facilities will be leased or purchased as needed and that sufficient facilities for its needs are readily available.

Item 3.   LEGAL PROCEEDINGS

Litigation

SEC Settlement.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

On April 8, 2011, the SEC announced that it has agreed to a settlement with us.  We entered into the settlement without admitting or denying the allegations set forth in the Notice, as is consistent with standard SEC practice.  Under the terms of the settlement, we consented to a cease and desist order from committing or causing any violations and any future violations of Section 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 12b-20, 12a-1 and 13a-13 thereunder.  In addition, we agreed to perform certain undertakings including maintaining at least two independent director so that not less than 2/3 of our board will be independent directors (ii) employing a chief financial officer qualified to prepare financial statements in accordance with GAAP; (iii) notify the Division of Enforcement if our chief financial officer resigns or is terminated or if one or more board members leave such that the board as a whole is not independent and (iv) adopt a system of written internal controls and identify and implement actions to improve the effectiveness of our disclosure controls, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with our independent auditors.

Gwenco, Inc. Chapter 11 Reorganization.  On March 2, 2007, our wholly owned subsidiary, Gwenco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both us and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

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

This description of the Plan does not purport to be complete and is qualified in its entirety by reference to such Plan, a copy of which was filed as an exhibit to our Current Report on Form 8-K dated October 2, 2009.

Valley Personnel Services.  On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against our indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.

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

Mountain Edge Personnel.  Mountain Edge Personnel commenced an action in the Circuit Court of Mingo County, West Virginia against our now-dissolved indirect wholly-owned subsidiary, J. Taylor Mining, for damages in the amount of approximately $115,000, plus pre and post judgment interest as provided by law, costs, and fees.   This matter was settled in January 2009 for payment of approximately $25,000.

Personal Injury.  An action has been commenced in the Circuit Court of Pike County, Kentucky against us and its indirect, wholly-owned subsidiaries, Gwenco, Inc., Quest Energy, Ltd., and J. Taylor Mining, for unspecified damages resulting from personal injuries suffered while working for Mountain Edge Personnel, an employee leasing agency who leased employees to our subsidiaries.  Quest Energy is actively defending the action.  This action was originally stayed against Gwenco as a result of Gwenco’s Chapter 11 filing. However, in March, 2008, the plaintiff obtained relief from stay and as a result the lawsuit has reopened against Gwenco.

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

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Pink Sheets OTC Electronic Market under the symbol “QMIN.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2009 as reported by the either the OTC Bulletin Board or the Pink Sheets OTC Electronic Market.  All share prices have been adjusted to provide for the 1 for 100 reverse stock split effected on August 5, 2009, the 1 for 20 reverse stock split effected on June 16, 2010 and the 1 for 25 reverse stock split effected on February 2, 2011.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$1.75	$0.20
Second quarter	0.35	0.05
Third quarter	0.0575	0.01
Fourth quarter	0.0125	0.0025

2009 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$140	$20.00
Second quarter	90.00	20.00
Third quarter	40.00	20.00
Fourth quarter	15.50	0.50

As of April 12, 2011, there were approximately 516 record holders of our common stock.

We have not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of its business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of your investment.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of its stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2010, we issued an aggregate of 31,078,867 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $86,136.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

During the quarter ended December 31, 2010, we issued an aggregate of 4,089,511 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $45,000.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

From July 20, 2010 to December 3, 2010, we entered into a series of purchase agreements with unrelated third party investors pursuant to which we issued a series of convertible promissory notes in the aggregate principal amount of $169,500.  The notes bear interest at an annual interest rate of eight percent (8%) and are convertible into shares of the our common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate proceeds. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On October 13, 2010, we entered into a purchase agreement with an unrelated third party where we issued a $20,000 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of forty percent (50%) of the average of the five (5) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate proceeds. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On October 22, 2010, we entered into a purchase agreement with an unrelated third party where we issued a $50,000 convertible promissory note.  The note is due October 22, 2012 and bear interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of forty percent (30%) of the average of the three (3) lowest per share market value during the five (5) trading days immediately preceding a conversion date.  The proceeds were used for working capital and general corporate proceeds. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On November 16, 2010, we entered into an agreement with a third party investor where the existing principal and accrued interest of $1,115 were exchanged for a new convertible note with an aggregate principal amount of $11,115.   The note bears interest at an annual rate of eight percent (8%).  The note is convertible into shares of the our common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

On February 10, 2011, we entered into a purchase agreement with an unrelated third party where we issued a $50,000 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate proceeds. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

On February 15, 2011, we  entered into a purchase agreement with an unrelated third party where we issued a $50,000 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our  common stock at a conversion price of forty five percent (45%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds were used for working capital and general corporate proceeds. The issuance was exempt pursuant to Section 4(2) of the Securities Act.

Item 6.     SELECTED FINANCIAL DATA

           We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Please refer to the Risk Factors section of this report for a description of these risks and uncertainties.

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

General

We acquire and operate energy and mineral related properties in the southeastern part of the United States.  We focus our efforts on properties that produce quality compliance blend coal.

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

Gwenco leases over 700 acres of coal mines, with approximately 9.8 tons of coal in place in six seams.  In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

Fiscal 2010 and First Quarter 2011 Developments

SEC Settlement.  On October 31, 2008, we received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against us based on our financial statements and other information contained in reports filed by us with the Commission by us for our 2004 year and thereafter. The Notice states that the Commission anticipates alleging that we have violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.

On April 8, 2011, the SEC announced that it has agreed to a settlement with us.  We entered into the settlement without admitting or denying the allegations set forth in the Notice, as is consistent with standard SEC practice.  Under the terms of the settlement, we consented to a cease and desist order from committing or causing any violations and any future violations of Section 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 12b-20, 12a-1 and 13a-13 thereunder.  In addition, we agreed to perform certain undertakings including (i) maintaining at least two independent director so that not less than 2/3 of our board will be independent directors (ii) employing a chief financial officer qualified to prepare financial statements in accordance with GAAP; (iii) notify the Division of Enforcement if our chief financial officer resigns or is terminated or if one or more board members leave such that the board as a whole is not independent and (iv) adopt a system of written internal controls and identify and implement actions to improve the effectiveness of our disclosure controls, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with our independent auditors.

Termination of Letter of Intent.  On February 8, 2011, we announced the signing of a letter of intent to sell our coal mining operation.  As of the date of this report, the purchaser under such letter of intent has not consummated the acquisition within the exclusivity period set forth in the letter of intent.  As such, we intend to resume discussions with other prospective purchasers who have expressed an interest in acquiring our mining assets.  In addition, we are currently seeking a larger credit facility that would allow us to make the necessary capital expenditures and provide sufficient working capital in order to accelerate our desired revenue growth.

Operations Overview.  In the year ended 2010, we continued to conduct mining operations.  We generated coal revenues of approximately $2.4 million for the year ended 2010, compared to approximately $1.6 million for the year ended 2009.  Other than with respect to the West Virginia explosion discussed below, we did not have to shut down our operations during the year ended 2010.  However, we did encounter temporary delays and stoppages, due to either breakdowns in equipment, a lack of necessary supplies, weather-related production issues, or regulatory inspections.  We continue to encounter thicker coal seams as we advance further into the mine.

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

Drilling Contract.   On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000.  In addition, the unrelated third party will be retained for day to day management of the property, including drilling operations for additional consideration of $155,000 per well.  This well will be used to test thoroughly the main oil and gas horizons.  On January 15, 2011, we satisfied the initial deposit requirement pursuant to a lease agreement dated July 21, 2010, where we seeking to obtain the working interests for certain oil and gas properties in Rockcastle County, Kentucky. As part of the agreement, 75%  net revenue interest representing a 100% working interest of said leases totaling 4,640 acres of oil and gas exploration property were assigned to the company by a third party leaseholder representative. We have not yet determined when initial drilling will commence.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate its estimates, including, but not limited to, those related to revenue recognition.  It uses authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect its more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Coal Acquisition Costs

The costs to obtain coal lease rights are capitalized and amortized primarily by the units-of-production method over the estimated recoverable reserves.  Amortization occurs either as our mines on the property or as others mines on the property through subleasing transactions.

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

Income Taxes

We provide for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of the year ended December 31, 2010, we have no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to our net operating loss carry forward was fully offset by a valuation allowance.

Fair Value

Our financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, accounts payable and accrued expenses and borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as at December 31, 2010.

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

All references to common stock and per share date have been retroactively restated to account for the 1 for 25 reverse stock split effectuated on February 2, 2011.

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on our consolidated financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain audited selected financial data:

	Year Ended
	December 31,
	2010	2009

Revenues	$2,405,276	$1,612,357
Production costs	(3,114,283)	(2,441,756)
Selling, general and administrative	(1,505,455)	(1,717,373)
Depreciation and Amortization	(171,142)	(165,384)

Operating (loss)	$(2,385,604)	$(2,712,156)

Comparison of the year ended December 31, 2010 and 2009

Net sales.  Revenues for us were $2,405,276 for the year ended December 31, 2010, as compared to $1,612,357 for the year ended December 31, 2009, an increase of approximately 49%.  Our increase in revenues was due to our increased level of mining operations in 2010 versus 2009.  This increase resulted from our ability to mine on a more consistent basis.  We added and upgraded equipment which allowed us to be in production more consistently.  In addition, as we advanced further into the mine, the coal seam thickened, which resulted in improved rates of recovery and a higher percentage of coal per gross ton extracted.  Finally, the completion of the Gwenco bankruptcy allowed us to access additional working capital that allowed us to obtain necessary labor and supplies for production.

Production costs.  Production costs were $3,114,283 for the year ended December 31, 2010 as compared to $2,441,756 for the year ended December 31, 2009, an increase of approximately 27%.  As a percentage of sales, our productions cost decreased from 151% to 129%.  In order to increase our mining production, we needed to contract for additional labor, purchase additional supplies, and conduct additional repairs, all of which led to an increase in production costs.  Furthermore, we incurred increased shipping charges, as the shipping distance to our new customers was further than our prior customers.  In addition, we incurred increased royalty expense as we increased mining production and sales.  As a percentage of net sales, our production costs decreased, as our additional cost expenditures resulted in more efficient and productive mining operations.

Selling, general, and administrative.  Selling, general and administrative expenses decreased to $1,505,455 for the year ended December 31, 2010, from $1,717,373 for the year ended December 31, 2009.

Depreciation and amortization.  Depreciation expense increased to $171,142 for the year ended December 31, 2010, from $165,384 for the year ended December 31, 2009.  The increase results from our putting additional equipment into service in 2010.

Operating loss.  We incurred an operating loss of $2,385,604 for the year ended December 31, 2010 from $2,712,156 for the year ended December 31, 2009.   We had lower operating losses in 2010 as compared to 2009 primarily from increase in coal revenues as well as a decrease in selling, general, and administrative expenses.

Interest.  Interest expense decreased to $1,762,146 for the year ended December 31, 2010 from $2,710,455 for the year ended December 31, 2009.  Our interest expense results from various outstanding debt obligations, including obligations that we assumed in connection with the acquisition of Gwenco and various notes issued in various financings since October 2004.  In addition, it includes expense associated with the issuance of securities with beneficial conversion features.  The decrease results primarily from lower borrowings which occurred in 2010.

Gain on loan settlements pursuant to plan of reorganization.  As a result of the confirmation of Gwenco’s Plan of Reorganization, we recorded a loss of $11,313 on loan settlements pursuant to the plan of reorganization in the year ended December 31, 2010 as compared to a gain of $2,450,059 in the year ended December 31, 2009  Although the plan of reorganization is a 100% pay out plan, the revised terms of repayment result in a reduction of the present value of certain debt obligations, which in turn resulted in our recognition of a gain on loan settlements in the year ended December 31, 2009.

Loss on restructuring prior to plan of reorganization.  We recognized a loss of $1,201,226 on restructurings prior to the confirmation of Gwenco’s plan of reorganization in the year ended December 31, 2009.  This loss primarily results from negotiated resolution of outstanding contested matter with our largest creditor.

Liquidity and Capital Resources

We have financed its operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at December 31, 2010 was $7,062,681.  We had cash of $238 as of December 31, 2010.

We used $636,255 of net cash in operating activities for the year ended December 31, 2010, compared to using $1,019,781 in the year ended December 31, 2009.  Cash used in operating activities for the year ended December 31, 2010 was due to our net loss of $4,159,063, and an increase in accounts payable and accrued expenses of $1,682,781.  This was offset by non-cash expenses of $171,142 in depreciation and amortization, a decrease  in accounts receivable of $112,282, a loss on debt settlement of $11,313 , a decrease in prepaid expenses of $182, $13,004 of stock issued for interest, $303,260 of stock issued for services, $1,126,197 of amortized discount on convertible notes, $2,647 of amortized royalty costs.

Net cash flows used in investing activities was $45,837 for the year ended December 31, 2010, as compared to $18,544 of net cash flows used in investing activities for the comparable period in 2009.  The net cash flows used in investing activities in 2010 resulted from $45,837 in security deposits.

Net cash flows provided by financing activities were $675,076 for the year ended December 31, 2010, compared to net cash flows provided by financing activities of $1,032,140 for the year ended December 31, 2009.  This decrease in net cash provided by financing activities is due to our borrowings of $1,806,486, offset by repayment of $1,131,407 of debt in 2010 whereas we had borrowings of $2,133,483 in 2009 offset by repayment of $1,100,875 of debt in 2009.

Financings and Debt Restructurings

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both us and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

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

A third-party lender advances operational funding to us.  Since there has been no formal agreement regarding the balance owed, we accrue a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.  On June 26, 2009, we entered into an exchange agreement with the third party investor, pursuant to which the investor exchanged approximately $1,082,411 of the evidences of indebtedness, along with $ 124,195 of accrued interest thereon, for a new convertible promissory note in the aggregate principal amount of $1,200,000.  The new note is due June 26, 2011 and bears interest at an annual rate of six percent (6%).  The new note is convertible into shares of our common stock at a conversion price of $0.001 per share, subject to adjustment.  As of December 31, 2010, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and we continue to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

On August 14, 2008, we issued an 8% $400,000 convertible promissory note to a single accredited investor. The note is due on July 23, 2010 and is convertible into shares of our common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The proceeds will be used for working capital and general corporate purposes. The holder may not convert any outstanding principal amount of this note or accrued and unpaid interest thereon to the extent such conversion would result in the holder beneficially owning in excess of 4.999% of our then issued and outstanding common shares of Kentucky.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date in connection with the Company’s common stock being removed from quotation from the OTC Bulletin Board.

On August 28, 2009, we borrowed $12,500, and in connection therewith, issued a promissory note that is due on demand and bears interest at an annual interest rate of twelve percent (12%).

On October 23, 2009, we borrowed $50,000 from an investor, and in connection therewith, issued a $50,000 8% convertible promissory note due October 23, 2011.  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

From July 20, 2010 to December 3, 2010, we borrowed $169,500 from an investor and in connection therewith, we issued a series of convertible promissory notes which bear interest at an annual interest rate of eight percent (8%) and are convertible into shares of the our common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

On October 13, 2010, we borrowed $20,000 from an investor and in connection therewith, issued a $20,000 convertible promissory note which bears interest at an annual interest rate of eight percent (8%). And is convertible into shares of our common stock at a conversion price of forty percent (50%) of the average of the five (5) trading days immediately preceding a conversion date.

On October 22, 2010, we borrowed $50,000 from an investor and in connection therewith,  we issued a $50,000 convertible promissory note.  The note is due October 22, 2012 and bear interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of forty percent (30%) of the average of the three (3) lowest per share market value during the five (5) trading days immediately preceding a conversion date.

On November 16, 2010, we entered into an agreement with a third party investor where the existing principal and accrued interest of $1,115 were exchanged for a new convertible note with an aggregate principal amount of $11,115.   The note bears interest at an annual rate of eight percent (8%).  The note is convertible into shares of the our common stock at a conversion price of fifty percent (50%) of the average of the five (5) per share market values preceding a conversion date.

On February 10, 2011, we borrowed $50,000 from an investor and in connection therewith, we issued a $50,000 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

On February 15, 2011, we borrowed $42,500 from an investor and in connection therewith, we issued a $42,500 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our  common stock at a conversion price of forty five percent (45%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

Capital Requirements

The report of our independent accountants for the fiscal year ended December 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions raise substantial doubt about its ability to continue as a going concern. We believe that, as of the date of this report, in order to fund its plan of operations over the next 12 months, it will need to fund its operations out of cash flows generated from operations, to the extent such operations are resumed, and from the sale of additional securities.

We are continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its debt and equity securities. It is possible that we will be unable to obtain sufficient additional capital through the sale of its securities as needed.  We have also obtained exit facility financing through the Gwenco bankruptcy proceedings to fund the capital requirements of Gwenco, Inc.

Part of our growth strategy is to acquire additional coal mining operations. Where appropriate, we will seek to acquire operations located in markets where it currently operates to increase utilization at existing facilities, thereby improving operating efficiencies and more effectively using capital without a proportionate increase in administrative costs. We do not currently have binding agreements or understandings to acquire any other companies.

We intend to retain any future earnings to pay its debts, finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Kentucky Energy, Inc. (formerly Quest Minerals & Mining Corp.)
Paterson, New Jersey

We have audited the consolidated balance sheets of Kentucky Energy, Inc. (formerly Quest Minerals & Mining Corp.) (the “Company”) and subsidiaries, as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in deficiency in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kentucky Energy, Inc. (formerly Quest Minerals & Mining Corp.) and subsidiaries as of December 31, 2010 and 2009 and the results of its consolidated operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM, LLP

New York, New York
April 15, 2011

Item 8.  FINANCIAL STATEMENTS

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009

Current assets:
Cash	$238	$7,254
Receivables	-	112,282
Prepaid expenses	8,045	8,227
Total current assets	8,283	127,763

Other assets:
Leased Mineral Reserves, net (Note 5)	5,165,469	5,187,317
Mine development, net	-	113,207
Equipment, net (Note 6)	97,097	133,184
Deposits	94,823	48,986

Total assets	$5,365,672	$5,610,457

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 4 and 7)	$4,263,919	$3,060,061
Loans payable-current portion, net (Note 8)	2,807,045	996,995

Total current liabilities	7,070,964	4,057,056

Long-Term Liabilities:
Loans payable-long term portion, net (Notes 8)	106,922	2,075,927
Restructured debt - long term portion, net (Note 8)	2,035,388	558,833
Related party loans, net (Note 8)	523,195	300,468

Total long-term liabilities	2,665,505	2,935,228

Total liabilities	9,736,469	6,992,284

Commitments and contingencies (Note 15)	-	-

Deficiency in stockholders' equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized (Note 10)
SERIES A - issued and outstanding 20,726 shares	21	21
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 11)
issued and outstanding 64,880,004 and 698,290 shares	6,488	70
as of December 31, 2010 and December 31, 2009, respectively

Common stock to be issued	-	5,648

Equity allowance	(587,500)	(587,500)

Paid-in capital	71,017,334	69,848,012
Accumulated deficit	(74,807,449)	(70,648,386)

Total deficiency in stockholders' equity	(4,370,798)	(1,381,827)

Total liabilities and deficiency in stockholders' equity	$5,365,671	$5,610,457

The accompanying notes are an integral part of these consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended December 31,

	2010	2009

Coal revenues	$2,405,276	$1,612,357
Production costs	(3,114,283)	(2,441,756)

Gross loss	(709,007)	(829,399)

Operating expenses:
Selling, general and administrative	1,505,455	1,717,373
Depreciation and amortization	171,142	165,384

Total operating expenses	1,676,597	1,882,757

Net loss from operations	(2,385,604)	(2,712,156)

Other income (expense):
Gain (loss) on debt settlements	(11,313)	2,450,059
Loss on restructuring prior to plan of reorganization	-	(1,201,226)
Interest, net	(1,762,146)	(2,710,455)

Net loss before income taxes	(4,159,063)	(4,173,778)

Provision for income taxes	-	-

Net loss	$(4,159,063)	$(4,173,778)

Basic and diluted (loss) per common share	$(0.2962)	$(32.8385)

Weighted average common shares outstanding	14,041,462	127,100

The accompanying notes are an integral part of these consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
CONSOLIDATED STATEMENT OF CHANGES OF DEFICIENCY IN STOCKHOLDER'S EQUITY
For the years ended December 31, 2010 and 2009

	Common Stock		Preferred Stock		Additional	Escrow /
					Paid-in	Adjustments
	Shares	Amount	Shares	Amount	Capital	Common Stock	Deficit	Totals

Balances at January 1, 2009	5,064	$1	333,809	$334	63,722,057	$(581,852)	$(66,474,608)	$(3,334,068)

Common Stock issued:
For notes payable and accrued interest	493,660	49			1,046,899			1,046,948

Common Stock issued as compensation:
For consulting services	51,070	5			322,697			322,702
For legal and accounting services	124,496	12			590,376			590,388

Series A Preferred Conversion	24,000	2	(4,800)	(5)	2			-

Debt discount - Beneficial conversion feature on convertible notes	-	-			4,165,981			4,165,981

Net Loss for the year ended December 31, 2009							(4,173,778)	(4,173,778)

Balances at January 1, 2010	698,290	$70	329,009	$329	69,848,012	$(581,852)	$(70,648,386)	$(1,381,827)

Common Stock issued:
For notes payable and accured interest	50,873,114	5,087			762,432			767,519

Common Stock issued as compensation:
For consulting services	7,450,000	745			94,155			94,900
For legal and accounting services	5,858,600	586			207,774			208,360

Employee Stock Options	-	-			100,000			100,000

Expired Warrants	-	-			5,648	(5,648)		-

Beneficial conversion feature and present value								-
adjustments on convertible notes and long term debt	-	-			(687)			(687)

Net Loss for the year ended December 31, 2010							(4,159,063)	(4,159,063)

Balances at December 31, 2010	64,880,004	$6,488	329,009	$329	71,017,334	$(587,500)	$(74,807,449)	$(4,370,798)

The accompanying notes are an integral part of these consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Operating Activities
Net loss	$(4,159,063)	$(4,173,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	171,142	165,384
Stock issued for interest	13,004	36,226
Stock issued for services	303,260	913,089
Stock compensation	100,000	-
Loss (gain) on debt settlements	11,313	(1,248,833)
Amortization of discount on convertible notes	1,126,197	292,532
Amortization of deferred issuance costs	-	226
Amortization of royalty costs	2,647	16,702
Changes in operating assets and liabilities:
Decrease (Increase) in receivables	112,282	(111,052)
Decrease (Increase) in prepaid expenses	182	(6,234)
Decrease (Increase) in restricted cash	-	12,395
Increase (Decrease) in accounts payable and accrued expenses	1,682,781	3,083,562
Net cash used in operating activities	(636,255)	(1,019,781)

Investing Activities
Mine development	-	-
Equipment purchased	-	(12,000)
Restricted cash	-	-
Security deposits	(45,837)	(6,544)
Net cash used in investing activities	(45,837)	(18,544)

Financing Activities
Repayment of borrowings	(1,131,407)	(1,100,875)
Proceeds from borrowings	1,806,483	2,133,015
Net cash provided by financing activities	675,076	1,032,140

Increase (decrease) in cash	(7,016)	(6,185)
Cash at beginning of year	7,254	13,439
Cash at end of year	$238	$7,254

Supplemental Disclosures of Cash Flow Information
Cash paid during the year:
Interest	$-	$22,477

Income taxes	$-	$-

Non-cash financing activites:
Conversions of note principal and interest	$767,520	$1,046,948

The accompanying notes are an integral part of these consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 –	ORGANIZATION & OPERATIONS

Kentucky Energy, Inc. (formerly Quest Minerals & Mining Corp.the “Registrant,” or the “Company”) was incorporated in Utah on November 21, 1985.  The Company has leasehold interests in certain properties in Eastern Kentucky, is seeking to re-commence full coal mining operations on these properties, and is looking to acquire additional coal properties.

The Company ’s subsidiary, Gwenco, Inc. (“Gwenco”), leases over 700 acres of coal mines, with approximately 9.8 million tons of coal in place in six seams.  In 2004, Gwenco had reopened Gwenco’s two former drift mines at Pond Creek and Lower Cedar Grove, and had begun production at the Pond Creek seam.  This seam of high quality compliance coal is located at Slater’s Branch, South Williamson, Kentucky.

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  Management felt this was a necessary step to further the Company’s financial restructuring initiative and to protect Gwenco’s assets from claims, debts, judgments, foreclosures, and forfeitures of those creditors and stakeholders with whom both the Companyt and Gwenco were unable to negotiate restructured agreements.  Prior to October 12, 2009, Gwenco oversaw its operations as a debtor in possession, subject to court approval of matters outside the ordinary course of business.  In 2007, the Bankruptcy Court approved Gwenco’s request for debtor-in-possession financing in an amount of up to $2,000,000 from holders of Gwenco’s existing debt obligations in order to fund operating expenses.  Under Chapter 11, all claims against Gwenco in existence prior to the filing of the petitions for reorganization relief under the federal bankruptcy laws were stayed while Gwenco was in bankruptcy.

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

NOTE 2 –	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Quest Mineral & Mining, Ltd., Quest Energy, Ltd., and Gwenco, Inc. (collectively, the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Major Customers and Suppliers

The Company had two customers who accounted for 81% and 12%, respectively of total revenues in 2010 and three customers who accounted for 53%, 20%, and 27%, respectively of revenues in 2009.

Costs of the Company’s one major vendor, who provided contract mining services, accounted for 67% of the Company’s production costs for the year ended December 31, 2010 and 71% of the Company’s production costs for the year ended December 31, 2009.

Dependency on Key Management

The future success or failure of the Company is dependent primarily upon the efforts of the Company’s President, director, and controlling stockholder.  The Company does not have insurance covering such officer’s liability and term life insurance.  The Company entered into a five-year employment contract with the President in 2005. The Company and the President informally agreed to extend the employment agreement on substantially the terms set forth in the original agreement

Mineral Interests

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
Stock-Based Compensation

The Company records  compensation expense associated with stock options and other forms of equity compensation in accordance with FASB ASC 718 “Stock Compensation”.  The Company had adopted the modified prospective transition method provided for ASC 718-10, and, consequently, has not retroactively adjusted results from prior periods.

In 2009, the 50,000 options held by the Company’s President were exchanged and cancelled for a new option grant of equal value, which was  consummated upon the Company’s adoption of a new stock incentive plan.  On November 4, 2009, 264,773 options were issued at an exercise price of $2.20 to complete this exchange.  On April 15, 2010, all parties agreed to rescind and cancel the options effective November 4, 2009. See Note 12 for details.  There were 250,000,000 options issued to the Company’s President in year ended December 31, 2010, which options had an exercise price of $0.0004.

Income Taxes

The Company provides for the tax effects of transactions reported in the consolidated financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of December 31, 2010 and 2009, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company’s financial position because the deferred tax asset related to the Company’s net operating loss carry forward was fully offset by a valuation allowance.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

The Company’s financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets.  For certain debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data.  Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability.  In the Company’s case, this entailed assumptions used in pricing models for note discounts.  Valuation techniques utilized to determine fair value are consistently applied.

As of December 31, 2010, the Company does not carry on a recurring basis any assets or liabilities at fair value.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Stock Split

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 100 reverse stock split effectuated on August 4, 2009.  See Note 11 for details.

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 20 reverse stock split effectuated on June 16, 2010.  See Note 11 for details.

All references to common stock and per share data have been retroactively restated once more to the earliest period presented to account for the 1 for 25 reverse stock split effectuated on February 2, 2011.  See Note 11 for details.

Articles of Incorporation Amendment

All references to common stock and per share par value data have been retroactively restated to the earliest period presented to account for the amended par value from $.001 to $.0001 effectuated on November 23, 2009.  See Note 11 for details.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE 3 –	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.   The Company incurred net losses from operations of $2,385,604 and $2,712,156 for the years ended December 31, 2010 and 2009 and had a working capital deficit (current assets lesscurrent liabilities) of $7,062,681 and $3,929,293 at December 31, 2010 and December 31, 2009, respectively.  These factors indicate that the Company’s continuation as a going concern is dependent upon its ability to obtain adequate financing.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

Plan of Reorganization

In 2009, the United States Bankruptcy Court for the Eastern District of Kentucky confirmed Gwenco’s Plan of Reorganization (the “Plan”) pursuant to Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  The Plan became effective on October 12, 2009.  See Note 16 to our consolidated financial statements as of December 31, 2010 and 2009 and for each of the years then ended for a description of the Plan and its effect on our consolidated financial statements.

NOTE 4 –	LEASEHOLD INTERESTS

The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in the separate agreements.    Several of the landowners contended that the Company was in default under certain of these leases and that said leases were terminated.  The Company disputed these contentions.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, Gwenco owed approximately $321,933  in current lease and/or royalty payments.

NOTE 5 –	LEASED MINERAL RESERVES

All of the Company’s existing reserves remain in Gwenco, Inc., a wholly owned subsidiary.  The total reserves are a combination of several coal seams throughout the spectrum of leased properties.

At December 31, 2010, the leased mineral reserves, valued at $5,165,469, net consisted of the following:

Proven Reserves
Seams	Tons
Winifrede	214,650
Taylor	1,783,500
Cedar Grove	3,702,600
Pond Creek	4,027,762
Total Reserves	9,728,512

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

Pursuant to ASC 360-10, management has reviewed the recoverable value of the Company’s mineral reserves and has determined that no impairment loss has occurred as of December 31, 2010 and 2009.  As long as the recoverable amount continues to exceed its carrying value, amortization will occur based on a proportionate ratio of depleted reserves as a result of future coal mining activity.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6 –	EQUIPMENT

Equipment consisted of the following:	December 31,	December 31,
	2010	2009

Mining equipment	$344,435	344,435
Less accumulated depreciation	(247,338)	(211,251)

Equipment - net	$97,097	133,184

All of the equipment currently in use by the Company is owned or leased by the Company’s wholly-owned subsidiary, Gwenco, Inc.

The Company depreciates its mining equipment over a 5 year period, while the office equipment is depreciated over a 7 year period.  In both cases, the straight-line method is used.  Depending on the type of equipment needed at any given point in production, the Company will sell existing equipment and replace it with new or used machinery, which can reflect a fluctuation in the asset valuation.  Depreciation charged for the years ended December 31, 2010 and 2009 were $36,087 , respectively.

NOTE 7 –	ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:	December 31,	December 31,
	2010	2009
Accounts payable	$1,812,552	1,074,035
Accrued royalties payable-operating (a)	347,478	125,894
Accrued bank claim (b)	650,000	650,000
Accrued taxes	123,263	87,315
Accrued interest (c)	375,054	220,095
Accrued expenses (d)	955,572	902,722
	$4,263,919	$3,060,061

(a)
The Company maintains a number of coal leases with minimum lease or royalty payments that vary by lease as defined in each lease agreement.  As a result of the confirmation of Gwenco’s Plan, Gwenco has assumed all coal leases and is obligated to pay cure claims due under each lease.  In addition, the Company has granted overriding royalties to third parties.  Unless otherwise provided in the Plan, all accrued amounts due under the leases and overriding royalty obligations are due on or before October 12, 2012.   As a result, most of the existing royalties, which accrued up until the effective date, were re-categorized as Cure Claims totaling $199,213.  As of December 31, 2010, the Company owed approximately $321,933 in current lease and/or royalty payments.

In addition, the Company accrued $25,544 as an estimated royalty payable in connection with an August 2008 financing.  The debt discount related to the accrued royalty  was  amortized over the life of the underlying note involved in the financing.  (See Note 8

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(b)
Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of December 31, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

(c)	Since all of the company’s issued debt transactions do not offer a compounded interest rate, interest charges continue to accrue on principal only.

(d)
The Company recorded an accrued liability for indemnification obligations of $390,000 to its current and former officers, which represents the fair value of shares of the Company’s common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company.  The Company defaulted on the loan and the lender foreclosed on the officer’s pledged shares.  In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock.  See Note 10. The Company has accrued the remaining $130,000 due to its former officer.   In addition, during the period ended December 31, 2004, the Company had recorded accrued expenses of $468,585 from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. as acquisition for mining expenses recorded on their books and records.  The Company continues to carry these balances until further validity can be determined.  The Company also accrues consulting fees based on contractual agreements with consultants.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 –	NOTES PAYABLE

Notes payable consist of the following:	December 31,	December 31,
	2010	2009
Kentucky Energy, Inc.
0% Notes Due on Demand (a).	$202,864	$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
5% Unsecured Advances Due on Demand (c).	130,857	130,857
6% Convertible Notes Due 2011 (c).	838,515	1,044,580
6% Convertible Notes Due 2011 (d).	1,000,000	1,000,000
6% Convertible Notes Due 2011 (e).	165,700	200,000
0% Notes Due on Demand (f).	498,370	480,434
10% Convertible Notes due 2008 (g).	10,000	10,000
6% Convertible Notes due 2010 (h).	2,300	27,304
8% Convertible Notes due 2010 (i).	3,330	117,010
8% Convertible Notes due 2011 (j).	25,000	25,000
5% Convertible Notes due 2014 (k).	50,400	90,500
4% Convertible Notes due 2011 (l).	-	30,000
8% Convertible Notes due 2012 (m).	1,481	50,000
8% Convertible Notes due 2012 (n).	-	12,500
8% Convertible Notes due 2012 (o).	11,115	10,000
5% Convertible Notes due 2012 (p).	95,000	-
8% Convertible Notes due 2012 (q).	55,000	-
8% Convertible Notes due 2011 (r).	24,500	-
8% Convertible Notes due 2011 (s).	169,500	-
8% Convertible Notes due 2012 (t).	50,000	-
8% Convertible Notes due 2012 (u).	10,700	-
QUEST ENERGY, LTD.
8% Summary Judgment (w).	35,000	35,000
GWENCO, INC.: (Restructured Debt)
CLASS 1 – Secured Claim with conversion option (x).	1,258,942	1,753,377
CLASS 1 – Secured claim with conversion option (y).	2,632,659	3,207,376
CLASS 3 – Unsecured Claims (z).	385,900	413,741
CLASS 3 - Unsecured Claims with conversion option (ai).	319,062	319,062
CLASS 5 – Cured Claims (aii).	199,213	199,213
GWENCO, INC.: (Related-Party Loans)
CLASS 3 - Unsecured Claim with conversion option (aiii).	501,967	651,967
Total Debt	8,702,375	10,035,785
Current Portion	2,940,737	1,050,969
Less: Unamortized debt discount on Current Portion	(133,692)	(53,974)
Total Notes Payable – Current Portion, net	$2,807,045	996,995
Long-Term Debt:	$5,761,638	8,984,816
Less: Unamortized present value and debt discount on Long-Term Debt	(3,096,133)	(6,049,588)
Total Long-Term Debt, net	$2,665,505	2,935,228

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(a)
On December 31, 2005, the Company closed E-Z Mining Co., Inc.  These current notes consist of various third parties related to the former CFO of the Company.  All notes are unsecured and due on demand except $110,000, which is due from future royalties.  All notes are non-interest bearing.

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.  As of December 31, 2010, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.  This default should not have any material impact on the Company.

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

As of December 31, 2010, there continues to be no formal agreement regarding the remaining evidences of indebtedness of $130,857, and the Company continues to accrue 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

(d)
On July 11, 2009, the Company and Gwenco entered into a settlement and release agreement with the Company’s largest lender to resolve various disputes that had arisen between the Company and the lender.  Pursuant to the settlement agreement, the lender waived certain defaults under various debt obligations.  In addition, Gwenco and the lender under the Debtor-in-Possession Total Facility extended the maturity date on the Total Facility to the earliest of (i) December 31, 2010, (ii) the date of confirmation of a plan of reorganization or liquidation in the Bankruptcy Case; (iii) the date of closing of a sale of all or substantially all of Gwenco’s assets pursuant to the Bankruptcy Code; or (iv) the approval of a disclosure statement in respect of a plan of reorganization or liquidation not supported by the lender.  In exchange for this consideration, the Company issued the lender a new convertible promissory note in the aggregate principal amount of $1,000,000.  The note is due July 11, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(e)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note. As of December 31, 2010, $165,700 remains outstanding and the Company continues to accrue interest in relation to the convertible promissory note.

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

As of December 31, 2010, the Company was in default of this obligation.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  As of December 31, 2010, $2,300 remains outstanding and  in default .  This default should not have any material impact on the Company.

(i)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note and granted a three (3) year royalty on future coal sales.  The note is due July 23, 2010, is unsecured, and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the Company.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  As of December 31, 2010, $3,330 remains outstanding and in default. This default should not have any material impact on the Company.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $219,218 and is amortized through the maturity date as interest expense.  As of December 31, 2010,  unamortized discount of $461 remains.

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

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $12,434 remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(k)
On October 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness, for a new convertible promissory note in the aggregate principal amount of $125,000.  The new note is due October 14, 2014, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  During the year ended December 31, 2009, the holders have made various conversions to the principal and interest outstanding.  Subsequent to December 31, 2009, the note was amended to reduce the interest rate to 5% and to amend certain adjustment terms in the conversion price. As of December 31, 2010, $50,400 remains outstanding and the Company continues to accrue interest in relation to the convertible promissory note.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $39,203 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $28,554 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, the debt principal has been fully satisfied through conversions with only $240 remaining in unpaid interest.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On October 21, 2010, the terms of the note were amended to extend the maturity date until October 23, 2012; and lower the conversion price to thirty five percent (35%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  Pursuant to the amended conversion features, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $8,090 and the Company recorded a loss on debt settlement of $ 5,050.   As of December 31, 2010, unamortized discount of $1,335 still remains.

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

On October 21, 2010, the terms of the note were amended to extend the maturity date until July 16, 2013; and lower the conversion price to thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  Pursuant to the amended conversion features, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $7,243 and the Company recorded a loss on debt settlement of $ 765.As of December 31, 2010, the debt has been fully converted and satisfied.

(o)
On January 16, 2009, the Company borrowed $10,000 from an unrelated third party, and in connection therewith, issued a promissory note that is due on demand, is unsecured, and bears interest at an annual interest rate of six percent (6%).

On November 16, 2010, the Company and the investor entered into an agreement where the existing principal and accrued interest of $1,115 were exchanged for a new convertible note with an aggregate principal amount of $11,115.   The note is due November 16, 2012, is unsecured, and bears interest at an annual rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of ffity percent (50%) of the average of the five (5) per share market values immediately preceding a conversion date.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $8,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of December 31, 2010, unamortized discount of $7,968 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $57,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December, 2010, unamortized discount of $35,296 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $55,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December, 2010, unamortized discount of $34,879 still remains.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On October 21, 2010, the terms of the note were amended to extend the maturity date until March 22, 2012; and lower the conversion price to thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  Pursuant to the amended conversion features, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $47,032 and the Company recorded a loss on debt settlement of $21,524. As of December 31, 2010, unamortized discount of $21,103 still remains.

(s)
From July 20, 2010 to September 24, 2010, the Company entered into a series of purchase agreements with unrelated third party investors pursuant to which the Company issued a series of convertible promissory notes.  The notes are due on dates ranging from July 20, 2011 to December 3, 2011 and bear interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty percent (40%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $169,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $120,797 still remains.

(t)
On October 22, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note.  The note is due October 22, 2012 and bear interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market value during the five (5) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of December 31, 2010, unamortized discount of $45,139 still remains.

(u)
On October 13, 2010, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $20,000 convertible promissory note.  The note is due October 13, 2012 and bear interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of fifty percent (50%) of the average of the five (5) trading days immediately preceding a conversion date.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $13,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of December 31, 2010, unamortized discount of $6,351 still remains.

(w)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of December 31, 2010, the Company remains in default.  The lessor has since repossessed the equipment.

(x)
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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,093,771 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $829,443 still remains.

(y)
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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,968,281 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $1,492,613 still remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

(z)
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

(ai)
Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  Each former owner has the right to convert up to $40,000 of his or her claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,634 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of December 31, 2010, unamortized discount of $1,144 still remains.

(aii)
Pursuant to the Plan, most of the existing royalties, which accrued up until the effective date, were re-categorized as unsecured Cure Claims totaling $199,213.  These claim amounts are now due on or before October 12, 2012.

(aiii)
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

Reclassification

During the twelve months ended December 31, 2010, the Company revised its methodology of estimating the fair value of obligations modified as a result of the confirmation of Gwenco’s Plan of Reorganization.  This resulted in a reclassification of approximately $480,000 from additional paid in capital to restructured debt.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 –	INCOME TAXES

Due to the Company’s net loss, there is no provision for income taxes, for the years ended December 31, 2010 and December 31, 2009.  The Company has net operating loss carry forwards for income tax purposes of approximately $34,931,000 at December 31, 2010, and $30,772,000 at December 31, 2009.  These carry forward losses are available to offset future taxable income, if any, and expire starting in the year 2024.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of  a corporation.  Accordingly, a Company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”).  Events which may cause limitations in the amount of the net operating losses that the Company may use in any one-year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.  There have been transactions that have changed the Company’s ownership structure since it’s inception that may have resulted in one or more ownership changes as defined by the Internal Revenue Code of 1986.

The components of the Company’s tax provision were as follows:

	2010		2009
Current income tax (benefit) expense		$-		$-
Deferred income tax expense (benefit)		1,717,000		709,000
Change in valuation allowance		(1,717,000)		(709,000)
		-		-
	$		$

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2010 and 2009:

	2010	2009
Tax expense (benefit) at Federal rate (34%)	$(1,459,000)	$(603,000)
State and local income tax, net of Federal benefit	(258,000)	(106,000)
Change in valuation allowance	1,717,000	709,000
Net income tax (benefit)	$-	$-

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

Deferred tax asset:	December 31,	December 31,
	2010	2009
Deferred tax asset from loss carryforward	$13,973,000	$12,309,000
Valuation allowance	(11,917,000)	(10,201,000)
	2,056,000	2,108,000
Deferred tax liability from property	(2,056,000)	(2,108,000)
Net deferred tax assets	$0	$0

ASC 740-10 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009.  Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.  For the years ended December 31, 2010 and 2009, the valuation allowance increased by $1,717,000 and $709,000, respectively.

The Company has not filed corporate federal, state, or local income tax returns on the parent level since 2002 and believes that, due to its operating losses, it does not have a material tax liability.

NOTE 10 –	PREFERRED STOCK

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, 432,607 shares have been converted.

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

On June 16, 2010, the Company effectuated a 20 to 1 reverse stock split.  As a result of the reverse split, the conversion price was adjusted from $9,657 to $193,140.

On February 2, 2011, the Company effectuated a 25 to 1 reverse stock split.  As a result of the reverse split, the conversion price was adjusted from $193,140 to $4,828,500.

Series C

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

The issuance of the Series C Preferred Stock to the President effectively transferred control of the Company to the President.

NOTE 11 –	COMMON STOCK

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On June 16, 2010, the Company effectuated a 1 to 20 reverse stock split resulting in a 1,858,642,772 reduction of shares from 1,956,466,735 common shares outstanding to 97,823,963 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  In conjunction with the reverse stock split, the Company’s name was changed to KENTUCKY ENERGY, INC.

On February 2, 2011, the Company effectuated a 1 to 25 reverse stock split resulting in a 1,775,277,634 reduction of shares from 1,849,248,210 common shares outstanding to 73,970,576 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.

All references in the consolidated financial statements and notes to consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the year ended December 31, 2009, holders of the Company’s Series A Preferred Stock converted an aggregate of 4,800 shares into 24,000 shares of common stock, at a conversion price averaging $0.60 per share.

During the year ended December 31, 2009, the Company issued an aggregate of 175,566 shares of common stock for consulting and legal services.  Expense of $913,090 was recorded related to these shares, which was the market value of such shares issued at an aggregate price $23.80 per share.

During the year ended December 31, 2009, the holder of 7% convertible promissory notes effectuated a partial conversion and was issued an aggregate of 200 shares of common stock at a conversion price of $50.00 per share.  The issuances reduced the debt by $1,616 in principal and $6,891 in accrued interest on one note and $1,493 in accrued interest on the other.

During the year ended December 31, 2009, the holder of an 8% convertible promissory note due August 14, 2010 effectuated a partial conversion and was issued an aggregate of 90,149 shares of common stock at an average conversion price of $3.60 per share.  The issuances reduced the debt by $282,990 in principal.

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due October 14, 2014 effectuated a series of partial conversions and were issued an aggregate of 69,000 shares of common stock at a conversion price of $.50 per share.  The issuances reduced the debt by $34,500 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due June 6, 2010 effectuated a series of partial conversions and were issued an aggregate of 83,763 shares of common stock at a conversion price of $0.50 per share.  In the aggregate, these issuances reduced the debt by $506,196 in principal and $26,725 in accrued interest.

During the year ended December 31, 2009, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 233,873 shares of common stock at a conversion price of $0.50 per share.  In the aggregate, these issuances reduced the debt by $155,420 in principal and $1,116 in accrued interest.

During the year ended December 31, 2009, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 16,675 shares of common stock at an average conversion price of $1.85 per share.  In the aggregate, these issuances reduced the debt by $30,000 in principal.

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

On February 2, 2011, the Company effectuated a 1 to 25 reverse stock split resulting in a 1,775,277,634 reduction of shares from 1,849,248,210 common shares outstanding to 73,970,576 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.

All references in theconsolidated financial statements and notes to consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

During the twelve months ended December 31, 2010, the Company issued an aggregate of 13,308,600 shares of common stock for consulting and legal services.  Expense of $303,260 was recorded related to these shares, which was the market value of such shares issued at a weighed average price of $0.0227 per share.

During the twelve months ended December 31, 2010, the holders of 7% convertible promissory notes effectuated a final conversion of 13,317 shares of common stock at a conversion price of $0.42 per share to satisfy the remaining $5,593 of accrued interest.

During the twelve months ended December 31, 2010, the holders of 8% convertible promissory notes due August 14, 2010, effectuated a series of partial conversions and were issued an aggregate of 400,000 shares of common stock at weighted conversion price of $0.2842 per share.  In the aggregate, these issuances reduced the debt by $113,680 in principal.

During the twelve months ended December 31, 2010, the holders of 4% convertible promissory notes due December 14, 2011, effectuated a series of partial conversions and were issued an aggregate of 102,270 shares of common stock at weighted conversion price of $0.2933 per share.  In the aggregate, these issuances reduced the debt by $30,000 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During the twelve months ended December 31, 2010, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 3,536,000 shares of common stock at weighted conversion price of $0.0097 per share.  In the aggregate, these issuances reduced the debt by $34,300 in principal.

During the twelve months ended December 31, 2010, the holders of 6% convertible promissory notes due October 14, 2014, effectuated a series of partial conversions and were issued an aggregate of 704,000 shares of common stock at weighted conversion price of $0.0570 per share.  In the aggregate, these issuances reduced the debt by $40,100 in principal.

During the twelve months ended December 31, 2010, the holders of 6% convertible promissory notes due June 26, 2011, effectuated a series of partial conversions and were issued an aggregate of 12,951,180 shares of common stock at weighted conversion price of $0.0163 per share.  In the aggregate, these issuances reduced the debt by $206,065 in principal and $4,938 in accrued interest.

During the twelve months ended December 31, 2010, the holders of 6% convertible promissory notes due June 6, 2010, effectuated a series of partial conversions and were issued an aggregate of 54,081 shares of common stock at a conversion price of $0.50 per share.  In the aggregate, these issuances reduced the debt by $25,004 in principal and $2,037 in accrued interest.

During the twelve months ended December 31, 2010, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 5,732,797 shares of common stock at weighted conversion price of $0.0262 per share.  In the aggregate, these issuances reduced the debt by $150,000 in principal.

During the twelve months ended December 31, 2010, the holders of a Class 1 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option within the Exit Facility terms pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 460,000 shares of common stock at weighted conversion price of $0.1265 per share.  In the aggregate, these issuances reduced the debt by $58,187 in principal.

During the twelve months ended December 31, 2010, the holders of 8% convertible promissory notes due March 22, 2012, effectuated a series of partial conversions and were issued an aggregate of 9,653,940 shares of common stock at weighted conversion price of $0.0026 per share.  In the aggregate, these issuances reduced the debt by $25,500 in principal.

During the twelve months ended December 31, 2010, the holders of 8% convertible promissory notes due October 23, 2012, effectuated a series of partial conversions and were issued an aggregate of 10,014,978 shares of common stock at weighted conversion price of $0.0049 per share.  In the aggregate, these issuances reduced the debt by $48,518 in principal and $212 in accrued interest.

During the twelve months ended December 31, 2010, the holders of 8% convertible promissory notes due July 16, 2013, effectuated a series of partial conversions and were issued an aggregate of 4,450,551 shares of common stock at weighted conversion price of $0.0032 per share.  In the aggregate, these issuances reduced the debt by $13,863 in principal and $224 in accrued interest.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During the twelve months ended December 31, 2010, the holders of 8% convertible promissory notes due October 13, 2012, effectuated a series of partial conversions and were issued an aggregate of 2,800,000 shares of common stock at weighted conversion price of $0.0033 per share.  In the aggregate, these issuances reduced the debt by $9,300 in principal.

NOTE 12 –	STOCK OPTION / WARRANTS

Stock Option / Warrant Issuances Outstanding consist of the following:			December 31, 2010
	Options/ Warrants	Exercise Price	Valuation
November 4, 2009 issuance of 264,773 options; expiration 2018 (a).	-	$-	-
May 17, 2010 issuance of 250,000,000 options; expiration 2015 (b).	250,000,000	$.0004	100,000

TOTALS:	250,000,000		$100,000

		Avg.
	Warrants	Ex. Price ($)	Valuation
Total Options / Warrants outstanding as of December 31, 2009	264,773	$2.20	582,500
Options / Warrants Issued (b)	250,000,000	$0.0004	100,000
Options / Warrants Expired / Cancelled	(264,773)	$(2.20)	(582,500)
Options / Warrants Exercised	-	-	-
Total Options / Warrants outstanding as of December 31, 2010 (f)(g)	250,000,000	$0.0004	100,000

All references to the issuance of warrants have been retroactively adjusted to account for reverse stock splits.

(a)
On July 3, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2006 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $24.00 and carry a ten (10) year expiration period.  The Company expensed $500,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the year ended December 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.   On November 4, 2009, 264,773 options were issued at an exercise price of $2.20 to complete this exchange.  On April 15, 2010, all parties agreed to rescind and cancel the options effective November 4, 2009.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On September 23, 2008, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 25,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $4.40 and carry a ten (10) year expiration period.  The Company expensed $82,500 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement.  During the year ended December 31, 2009, these options were exchanged and cancelled for a new option grant of equal value, which grant shall be consummated upon the Company’s adoption of a new stock incentive plan.  On November 4, 2009, 264,773 options were issued at an exercise price of $2.20 to complete this exchange.  On April 15, 2010, all parties agreed to rescind and cancel the options effective November 4, 2009.

(b)
On May 17, 2010, the Company entered into an Incentive Stock Option Agreement, pursuant to the corporation’s 2007 Stock Incentive Plan, in which 250,000,000 stock options were granted to the President of the corporation.  It was noted that it was in the best interests of the corporation to compensate the President for his responsibilities regarding all of the day-to-day operations with these options as an incentive for his continued services as President.  The options have an exercise price of $.0004 and carry a five (5) year expiration period.  The Company expensed $100,000 against paid-in capital based on the Black Scholes method to accrue capitalization costs on future exercise of the options relative to the market valuation of the common stock at the time of the agreement

NOTE 13 –	STOCK COMPENSATION PLAN

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

On June 16, 2010, the Company effectuated a 1 to 20 reverse stock split.

On February 2, 2011, the Company effectuated a 1 to 25 reverse stock split.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2009 and 2010.  As of December 31, 2010, the following schedule shows the remaining shares available for issuance under each plan:

Plan	Authorized	Granted / Reserved	Balance Available
2004 Stock Compensation Plan	17,500,000	350	17,499,650
2005 Stock Incentive Plan	7,000,000	140	6,999,860
2005 Stock Incentive Plan No. 2	2,000,000	40	1,999,960
2006 Stock Incentive Plan	23,000,000	460	22,999,540
2006 Stock Incentive Plan No. 2	30,000,000	550	29,999,450
2007 Stock Incentive Plan	70,000,000	6,406,400	63,593,600
2007 Stock Incentive Plan No. 2	97,500,000	96,526,950	973,050
2009 Stock Incentive Plan	259,000,000	153,769,060	105,230,940
2009 California Stock Incentive Plan	259,000,000	6,781,242	252,218,758

NOTE 14 –	RELATED PARTY TRANSACTIONS

The Company has guaranteed payment on a note in the amount of $300,000 made to a former stockholder of Gwenco by another former stockholder of Gwenco.  This note is secured by 50% of the outstanding capital stock of Gwenco.  The debt required 4 annual payments of approximately $75,000 plus interest.  As of December 31, 2005, the Company was in default.  Additionally, a 3.7% annual rate note in the amount of $495,000 due in December 2007 was agreed upon in consideration for royalties to be paid out on a schedule based on the level of production from the mine.  Since the initial agreement was made effective in March of 2004, the Company has accrued two years of interest expense and has adjusted its paid in capital to reflect the future correction on the issuance of preferred stock associated with the original acquisition of Gwenco.  On August 24, 2006, the Company amended the original note of $300,000 to $180,884, which included the remaining principal and interest, which has an interest rate of 5.21% and is due on September 24, 2009.  The Company also amended the $495,000 note due on December 10, 2007 to $545,473, which also included the accrued interest, having an interest rate of 5.26% to be paid through monthly payments equal to the sum of $.50 per clean sellable ton of coal removed from the property.  These claims are classified as Class 3 Claims in Gwenco’s Plan of Reorganization and will be satisfied pursuant to the terms of the Plan.  (See Note 8(aiii)).  The former stockholder also has the has the right to convert up to $15,000 of the claim each month into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock.

On January 6, 2008, the Company amended a two-year agreement acquiring administrative services from a third party consulting company owned by a stockholder of the Company originally dated June 6, 2006.  The agreement consisted of 1 share of common stock as an initial grant under a Stock Incentive Plan, along with a monthly payment of $6,500.  The initial shares were valued at $35,000 and are being amortized over the term of the agreement.  The amendment consisted of an additional issuance of 4 shares of common stock, and an increase of the monthly payment to $9,900 due to providing additional services with regards to the Gwenco Chapter 11 reorganization. On June 20, 2010, the contract was renewed for an additional five (5) years through an agreed addendum.  As of December 31, 2010, the company recorded $62,000 to accrued expenses for unpaid installments owed.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011 and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.0001 per share, due to variable rate adjustments. As of December 31, 2010, $165,700 remains outstanding and the Company continues to accrue interest in relation to the convertible promissory note.

The Company leases office space under an operating lease in Paterson, New Jersey for its corporate use from an entity where its President is a major stockholder.  There is no formal lease agreement or arrangement that exists.  The rent payments are generally month to month.

NOTE 15 –	COMMITMENTS AND CONTINGENCIES

Valley Personnel Services.  On or about August 25, 2004, Valley Personnel Services, Inc. commenced an action in the Circuit Court of Mingo County, West Virginia against Quest’s indirect wholly-owned subsidiaries, D&D Contracting, Inc. and Quest Energy, Ltd. for damages in the amount of approximately $150,000, plus pre and post judgment interest as provided by law, costs, and fees.

Community Trust Bank.  Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of December 31, 2010, the matter is closed and off the Court’s docket, and no outcome has been determined.  We have previously recorded an accrual of $650,000 for our best estimate of probable loss related to this matter.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Alleged Default under Exit Facility  On June 14, 2010, Interstellar Holdings, LLC, the Company’s secured lender under the exit facility, delivered a notice of default relating to that certain Loan and Security Agreement dated March 8, 2010 by and among Gwenco, Inc., Interstellar Holdings, Inc., Kentucky Energy, Inc. and Quest Minerals & Mining Ltd.  Under the notice, Interstellar alleged an Event of Default under the Loan Agreement occurred and was continuing pursuant to Section 8.21 thereunder as Interstellar allegedly deemed itself “insecure” under the Loan Agreement.  The Company denied Interstellar’s allegation of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   On June 17, 2010, Gwenco and Interstellar entered into an agreement pursuant to which, among other things, Interstellar agreed to forbear under the Loan Agreement for a period of 90 days.  The Company continues to contend that no default under the exit facility has occurred.

On November 4, 2010, Interstellar delivered another notice of default relating to the Loan and Security Agreement, realleging that an Event of Default under Loan Agreement occurred and was continuing.  The Company denies the allegations under all notices of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   The Company continues to contend that no default under the exit facility has occurred. To date, Interstellar has not commenced any legal proceedings against the Company.  Due At this time, the Company is unable to provide an opinion as to the likelihood of its outcome.

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

NOTE 16 –	PLAN OF REORGANIZATION

On March 2, 2007, Gwenco filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  On September 30, 2009, the Bankruptcy Court confirmed Gwenco’s Plan of Reorganization (the “Plan”).  The Plan became effective on October 12, 2009.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

There were 5 classes of Claims under the Plan:  (i)  Class 1—The Interstellar Duke claim, and the Debtor in possession claim in the aggregate amount of $3,129,322; (ii) Class 2—Priority Claims, in aggregate amount of $391,558; (iii) Class 3—General Unsecured Claims, in the aggregate amount of $1,415,661; (iv) Class 4-Subordinated Claims, consisting of claims of affiliates of the debtor totaling $3,453,996; and (v) Class 5—Equity Holder Interest in the amount of $199,213.

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

As of December 31, 2010, Gwenco had assets of $5,320,971, which included all of the mineral rights of the Company valued at $5,165,469 and liabilities (other than liabilities that have been guaranteed by the Company or another of its wholly-owned subsidiaries) of $7,219,393, net of present value and beneficial conversion feature discounts in excess of $2.9 million.  Of these liabilities, $3,840,883 was owed to Quest Minerals & Mining and Quest Energy, Ltd.  These receivables are unsecured and Quest Minerals & Mining and Quest Energy, Ltd have reserved 100% of the receivable as doubtful at December 31, 2010.  Gwenco also currently holds all of the Company’s current receivables, which are restricted to specific limitations under the exit facility.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

NOTE 17 –	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through April 15, 2011.

On January 15, 2011, the company satisfied their initial deposit requirement pursuant to a lease agreement dated July 21, 2010, where the company was seeking to obtain the working interests for certain oil and gas properties in Rockcastle County, Kentucky.

As part of the agreement, 75% net revenue interest representing a 100% working interest of said leases totaling 4,640 acres of oil and gas exploration property were assigned to the company by a third party leaseholder representative.

On February 2, 2011, the Company effectuated a 1 to 25 reverse stock split resulting in a 1,775,277,634 reduction of shares from 1,849,248,210 common shares outstanding to 73,970,576 common shares outstanding.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.

On February 10, 2011, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $50,000 convertible promissory note.  The note is due February 10, 2013 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

On February 15, 2011, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $42,500 convertible promissory note.  The note is due November 17, 2011 and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.

From the period of January 1, 2011 to April 18, 2011, the Company issued an aggregate of 113,339,900 shares of common stock as stock awards for consulting and legal services; as well as for debt conversion requests.  The shares were valued at the market price of the common stock on the date of the stock award.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

SEC Settlement  On October 31, 2008, the Company received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against the Company based on our financial statements and other information contained in reports filed by the Company with the Commission for the Company’s 2004 fiscal year and thereafter.  The Notice states that the Commission anticipates alleging that the Company has violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In addition, the Notice states that the Commission anticipates filing a complaint in federal district court against the Company with respect to these violations and also instituting an administrative proceeding against the Company under Section 12(j) of the Exchange Act to revoke the registration of the Company’s common stock.  The Notice provided the Company an opportunity to submit a written statement to the Commission stating the Company’s positions and arguments concerning the staff’s recommendation.  The Company filed a submission with the Commission on these matters.

On April 8, 2011, the Commission announced that it has agreed to a settlement with the Company.  The Company entered into the settlement without admitting or denying the allegations set forth in the Notice, as is consistent with standard Commission practice.  Under the terms of the settlement, the Company consented to cease and desist orders from committing or causing any violations and any future violations of Section 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 12b-20, 12a-1 and 13a-13 thereunder.  In addition, the Company agreed to perform certain undertakings including (i) maintaining at least two independent director so that not less than 2/3 of its board will be independent directors (ii) employing a chief financial officer qualified to prepare financial statements in accordance with GAAP; (iii) notify the Division of Enforcement if its chief financial officer resigns or is terminated or if one or more board members leave such that the board as a whole is not independent and (iv) adopt a system of written internal controls and identify and implement actions to improve the effectiveness of our disclosure controls, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its independent auditors.

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

These deficiencies have been disclosed to our Board of Directors.  Additional effort is needed to fully remedy these deficiencies and we are seeking to improve and strengthen our control processes and procedures.  We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies.  We have appointed an independent director that we believe has the necessary education and experience to constitute an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.  In addition, we are also seeking to improve our internal control over financial reporting by adding additional accounting personnel, improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, increasing the use of contract accounting assistance, and increasing the frequency of internal financial statement review.  We will continue to take additional steps necessary to remediate the material weaknesses described above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; CORPORATE GOVERNANCE AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Eugene Chiaramonte, Jr.	66	President, Secretary, and Director

James Duncan	45	Director

Eugene Chiaramonte, Jr. is our President and Secretary and our director.  Mr. Chiaramonte was appointed as Secretary and Vice President in February, 2004 and President in May, 2006.  Mr. Chiaramonte also serves as the President and sole director of our wholly owned subsidiary Gwenco, Inc. and serves as the President and director of our subsidiary Quest Minerals and Mining Corp., a Nevada corporation.  From 1995 to 2003, Mr. Chiaramonte was a director and was the president and chief executive officer of the Auxer Group.  He assumed the position of secretary and treasurer of the Auxer Group in 1998.  Mr. Chiaramonte was a founder and served as director and secretary of the Auxer Group’s subsidiary, CT Industries from June 1994 through 2003.  Additionally, he has served as director and secretary of the Harvey Westbury Corp. since October 1996 and a co-founder, director and secretary of Hardyston Distributors since April 1999.  Mr. Chiaramonte has also been a director and secretary of Auxer Telecom Inc. since August 2000. We believe Mr. Chiaramonte's background qualifies him as a Director.

James Duncan  is one of our directors.  He was appointed as a director in September 2009.  Since 2003, Mr. Duncan has been VAT Manager at Sempra Energy Europe, a leading multi-commodity trading company in Europe that transacts extensively in power (including emissions), gas, coal, and oil markets.  He has also been a VAT Manager at a number of energy firms, including Williams Energy Marketing & Trading Europe Limited, Enron Europe, Ltd., and Louis Dreyfus Energy, Ltd.  From 2001 to 2004, Mr. Duncan worked with PricewaterhouseCoopers in the United Kingdom to recover VAT credits from around the European Union.  Mr. Duncan has also previously worked at Ernst & Young and Wagstaffs Chartered Accountants.  Mr. Duncan received his Bachelor of Arts in Accountancy from Stirling University in 1988. We believe Mr. Duncan's experience in the power industry qualifies him as a Director.

Information about our Board and its Committees.

We do not have either an audit committee, compensation committee, or a nominating committee.  It is the view of the board of directors that it is appropriate to not have any of these committees since they are not required to maintain its listing on the OTC Bulletin Board, since it only has one director who would serve to act as the committee in any event, and due to the additional and unnecessary costs associated with administering the committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2010, none of the  Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 18B East 5th Street, Paterson, New Jersey 07524.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers (“Named Executive Officers”) for services rendered during the fiscal years ended December 31, 2010, 2009 and 2008.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Eugene Chiaramonte, Jr.	2010	$360,000 (1)	--	--	$100,000 (2)	--	$ 460,000
President and Secretary	2009	$300,000 (3)	--	$9,000(4)	--	--	$ 309,000
	2008	$240,000 (5)	--	--	$582,500 (6)		$ 822,500

(1)  $325,500 of which has been accrued but not paid
(2)  An option to purchase 250,000,000 shares of our common stock was issued to Mr. Chiaramonte for accrued and unpaid salary.   Our common stock had a value of $0.0004 at the time of grant. The value represents the compensation costs of stock options for financial reporting purposes for the year under ASE 718
(3)  $300,000 of which has been accrued but not paid.
(4)  100,000 shares of our common stock were issued to Mr. Chiaramonte on June 25, 2009 for accrued and unpaid salary.  Our common stock had a value of $0.09 at the time of grant. The value represents the compensation costs of stock options for financial reporting purposes for the year under ASE 718
(5)  $207,000 has been accrued but not paid.
(6)  On July 3, 2008 we granted Mr. Chiaramonte a stock option to purchase up to 2,500,00 shares of our common stock at a price of $0.24 per share with a value of $500,000 at the time of grant.  In addition, on September 3, 2008, we granted Mr. Chiaramonte a stock option to purchase up to 2,500,00 shares of our common stock at a price of $0.044 per share with a value of $82,500 at the time of grant.  The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R.

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in Fiscal 2010.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:	All Other Option Awards:	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
					Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)
Eugene Chiaramonte	5/17/2010	5/17/2010				250,000,000		$100,000

(1)	Our common stock had a value of $0.0004 at the time of grant. The value represents the compensation costs of stock options for financial reporting purposes for the year under FAS 123R

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding at the end of the year ended December 31, 2010.
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Eugene Chiaramonte	250,000,000	--	0.0004	5/17/2020	—	—

Option Exercises and Stock Vested

All of the 250,000,000 shares under Eugene Chiaramonte Jr.’s option to purchase 250,000,000 shares vested in the year ended December 31, 2010.  No stock options were exercised by any named executive officer in the year ended December 31, 2010.

Employment Agreements

On December 8, 2005, Quest entered into an employment agreement with Eugene Chiaramonte, Jr. pursuant to which we employ Mr. Chiaramonte as its Vice President.  The agreement is for five years and provides for an annual base salary during the term of the agreement as follows: (i) an annual base salary of $120,000 for the first year of the agreement; (ii) an annual base salary of $180,000 for the second year of the agreement; (iii) an annual base salary of $240,000 for the third year of the agreement; (ii) an annual base salary of $300,000 for the fourth year of the agreement; (ii) an annual base salary of $360,000 for the fifth year of the agreement.  In addition, Mr. Chiaramonte received options to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.05 per share.  The options will vest as follows:  (i) options to purchase up to 2,000,000 shares will vest immediately, (ii) options to purchase up to 2,000,000 shares will vest upon our receipt of an aggregate of $1,000,000 in cash or cash equivalents in its accounts, and (iii) options to purchase up to 1,000,000 shares will vest six months after the date of the employment agreement.

The agreement also contains the following material provisions:  (i) participation in Quest’s executive bonus plan on the same basis as our other senior executive officers; (ii) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (iii) four (4) weeks paid vacation leave, which shall accumulate in the event that Mr. Chiaramonte elects not to take such vacation leave in any fiscal year; (iv) medical and dental benefits as those provided to our other senior executive officers; (v) a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate Mr. Chiaramonte’s employment without cause; (vi)  a severance payment of all base salary due under the remaining term of the employment agreement in the event that Mr. Chiaramonte’s employment is terminated due to death or disability; (vii) a payment of 5,000,000 shares of our common stock in the event of a change in control as such term is defined in the employment agreement; (viii) a severance payment, at Mr. Chiaramonte’s election, in the event that (a) Mr. Chiaramonte is required to relocate as a condition of employment, (b) there is a substantial change in Mr. Chiaramonte’s responsibilities at the direction of Quest’s board of directors, or (c) a change in control of Quest.

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

Name	Termination without cause(1)	Termination due to death or diasability(2)
Eugene Chiaramonte	$180,000	$360,000

(1)	Employee entitled to six months severance at the then applicable base salary rate. Mr. Chiaramonte’s base salary is $360,000.

(2)	Employee is entitled to all base salary due under the remaining term of the employment agreement Mr. Chiaramonte’s base salary is $360,000.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting Quest’s business.  From time to time, wet may engage certain members of the board of directors to perform services on Quest’s behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  We have agreed to pay Mr. Duncan a director’s fee of $3,000 per month.  However, Mr. Duncan has agreed to defer all fees due him  until the end of his three year term.

From time to time we may engage certain members of the Board of Directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.  Other than as set forth above, we did not engage any members of the Board of Directors to perform services our behalf in 2010.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which Quest’s equity securities have been authorized for issuance as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	$--	--
Equity compensation plans not approved by security holders (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	256,703,970	$0.0004	501,514,788
Total	256,703,970	$0.0004	501,514,788

(1)
In connection with each reverse stock split, pursuant to each plan, the Company’s board of directors determined that the number of shares subject to previously outstanding stock awards should be adjusted in proportion to the respective reverse split.  As a result, after each reverse split, the number of shares subject to stock awards was reduced in proportion to the reverse split.  However, in accordance with each plan, the maximum number of shares of common stock that may be issued and sold under any awards granted under each plan was not reduced as a result of the reverse split and, accordingly, the total number of shares available under the plan after each reverse split remained the same as it was before such reverse split.  Pursuant the terms of each plan, the board of directors has full authority to interpret the plans, and that interpretation is binding upon all parties.  All references to available common stock issued or reserved per plan have been retroactively adjusted to account for the reverse stock splits effectuated in 2009 and 2010.

(2)
2004 Stock Option Plan. The purpose of our 2004 Stock Option Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 17,500,000 million shares, subject to adjustment, and as of December 31, 2010, we have issued 350 shares and have reserved no shares for option grants.

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

(3)
2005 Stock Incentive Plan. The purpose of our 2005 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 7 million shares, subject to adjustment, and as of December 31, 2010, we have issued 140 shares and have reserved no shares for option grants.

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

(4)
2005 Amended and Restated Stock Incentive Plan No. 2. The purpose of our 2005 Amended and Restated Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 2 million shares, subject to adjustment, and as of December 31, 2010, we have issued 40 shares and have reserved no shares for option grants.

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

(5)
2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 23 million shares, subject to adjustment, and as of December 31, 2010, we have issued 460 shares.

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

(6)
2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 30 million shares, subject to adjustment, and as of December 31, 2010, we have issued 550 shares and have reserved no shares for option grants.

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

(7)
2007 Stock Incentive Plan. The purpose of our 2007 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 70 million shares, subject to adjustment, and as of December 31, 2010, we have issued 2,404,400 shares and 4,005,000 options.

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

(8)
2007 Stock Incentive Plan No. 2. The purpose of our 2007 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 97.5 million shares, subject to adjustment, and as of December 31, 2010, we have issued 1,970 shares and 96,525,000 options.

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

(9)
2009 Stock Incentive Plan. The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 259,000,000 million shares, subject to adjustment, and as of December 31, 2010, we have issued 4,299,060 shares and 149,470,000 options.

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

(10)
2009 California Stock Incentive Plan. The purpose of our 2009 California Stock Incentive Plan is to advance the best interests of the company by providing those persons who reside in California and have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 259,000,000 million shares, subject to adjustment, and as of December 31, 2010, we have issued 6,781,242 shares.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2011 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from April 12, 2011, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from April 12, 2011.

Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Percentage of Total Voting Power (3)

Eugene Chiaramonte, Jr.	770,000,000	(4)	81.2%	99.8%
All directors and officers as a group (1 person)	770,000,000	(4)	81.2%	99.8%

(1)	Unless otherwise noted, the address is 18B East 5th Street, Paterson, NJ 07524.
(2)	Based on 178,219,904 common shares, 10,726 shares of series A preferred stock, 48,234 shares of series B preferred stock and 260,000 shares of series C preferred stock issued and outstanding.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 178,219,904 votes.  Holders of our Series A preferred stock are not entitled to vote.  Holders of our series B preferred stock are entitled to the number of votes equal to the number of whole shares of common stock into which the shares of series B preferred stock held by such holder are convertible for a total 12,500 votes.  Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the series C preferred stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.000008, for a total of 91,730,289,276 votes.

(4)
Includes shares issuable upon (i) exercise of option to purchase 250,000,000 shares and (ii) conversion of 260,000 shares of series C preferred Stock.  Each share of series C preferred stock is convertible into that number of shares of common stock determined by dividing each share of series C preferred stock by 100% of the 5 day average closing price of our common stock for the day immediately preceding conversion, which was $0.0005.

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

On January 12, 2007, we entered into an indemnity agreement with Eugene Chiaramonte, Jr., our President, Secretary, and director.  Under the indemnity agreement, we issued 260,000 shares of our Series C Preferred Stock to Mr. Chiaramonte to indemnify him for a loss he incurred when he delivered a personal guarantee in connection with a loan agreement.  Under the loan agreement, Mr. Chiaramonte personally guaranteed repayment of the loan and pledged 2,000,000 shares of our common stock held by him as collateral for the amounts loaned under the loan agreement.  We eventually defaulted under the loan agreement, and the lender foreclosed on the shares which Mr. Chiaramonte had pledged.  On the date of foreclosure, Mr. Chiaramonte’s shares had a market value of approximately $260,000.  The board of directors has determined that Mr. Chiaramonte delivered the guarantee and pledged the shares in the course and scope of his employment with us, as our director, and for our benefit.  The board of directors has further determined that Mr. Chiaramonte’s conduct was in good faith and that he reasonably believed that his conduct was in, or not opposed to, our best interests.

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

On June 6, 2006, we entered into a two-year agreement to acquire administrative services from a third party consulting company owned by Gene Chiaramonte III, the son of Eugene Chiaramonte, Jr., our President and Secretary.  The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500.  On January 6, 2008, we amended this two-year agreement acquiring administrative services from a third party consulting company owned by the son of its acting president originally dated June 6, 2006.  The agreement consisted of an initial 1,000,000 shares common stock issued under a Stock Incentive Plan, along with a monthly payment of $6,500.  The initial shares were valued at $35,000 and are being amortized over the term of the agreement.  The amendment consisted of an increase of the monthly payment to $9,900 due to providing additional services with regards to the reorganization of the company’s wholly owned subsidiary, Gwenco, Inc., which is currently under Chapter 11.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Appointment of Auditors

Our Board of Directors has not yet selected independent accountants to audit our financial statements for the year ending December 31, 2011.  RBSM LLP audited our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.

Audit Fees

RBSM LLP billed $[50,000] in fees for our 2010 annual audit, $[30,000] in fees for the review of our quarterly financial statements in 2010, and $50,000 for our 2009 annual audit, $30,000 in fees for the review of our quarterly financial statements in 2009.

Audit-Related Fees

We did not pay any fees to RBSM LLP for assurance and related services that are not reported under Audit Fees above in 2010 or 2009.

Tax Fees

We did not pay any fees to RBSM LLP for tax compliance, tax advice, or tax planning in 2010 or 2009.

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

3.11	Articles of Amendment to Articles of Incorporation of Quest Minerals and Mining Corp., incorporated by reference to our Current Report on Form 8-K filed June 10, 2010.

4.1	Specimen Certificate of Quest Mineral & Mining Corp.’s common stock, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.2	Amended and restated convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.3	Form of amended and restated convertible promissory note, incorporated by reference to Quest’s Current Report on Form 8-K filed on June 17, 2006.

4.4	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.5	Secured promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.6	Form of convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.7	Convertible promissory note, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.8	Promissory Note dated February 21, 2000, as amended, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.9	Commercial Installment Note dated January 20, 1997, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.10	Commercial Time Note dated February 21, 2000, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.11	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.12	Amended Promissory Note dated August 24, 2006, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.13	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on October 25, 2005.

4.14	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.15	Form of Series A Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.16	Form of Series B Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007

4.17	Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.18	Amended and Restated Warrant, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 21, 2006.

4.19	Form of Warrant, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

4.20	Convertible Promissory Note dated March 11, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

4.21	Convertible Promissory Note dated August 14, 2008, filed herewith.

4.22	Convertible Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

4.23	Settlement Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.24	Consulting Bonus Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.25	Amendment to Convertible Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.26	Fee Escrow Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.27	Demand Note, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

4.28	6% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.29	8% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.30	4% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.31	Amendment to Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.32	5% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.33	8% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.34	12% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.35	12% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

4.36	8% Convertible Promissory Note, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

10.1	Securities Purchase Agreement and Plan of Reorganization dated February 9, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on February 24, 2004.

10.2
Securities Purchase Agreement and Plan of Reorganization by and among Tillman International, Inc., Quest Minerals & Mining, Ltd., Gwenco, Inc., and the stockholders of Gwenco, Inc., dated as of April 28, 2004, incorporated by reference to Quest’s Current Report on Form 8-K filed on May 6, 2004.

10.3	William R. Wheeler Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.4	Eugene Chiaramonte, Jr. Employment Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-QSB for the quarter ending September 30, 2005.

10.5	William R. Wheeler Consulting Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.6	Eugene Chiaramonte, Jr. Indemnification Agreement, incorporated by reference to Quest’s Current Report on Form 8-K filed on January 30, 2007.

10.7	2006 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on May 9, 2006 (File No. 333-133939).

10.8	2006 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on September 28, 2006 (File No. 333-137645).

10.9	Coal Mining Agreement dated February 23, 2007, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.10	Stock Purchase Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.11	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.12	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.13	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.14	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.15	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.16	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.17	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.18	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.19	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.20	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.21	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.22	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.23	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.24	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.25	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.26	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.27	Lease Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.28	Forbearance Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.29	Conversion Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.30	Royalty Agreement, incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

10.31	2007 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on February 26, 2007 (File No. 333-140872).

10.32	2007 Stock Incentive Plan No. 2, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on November 26, 2007 (File No. 333-147612).

10.33	Convertible Note Purchase Agreement dated March 10, 2008, incorporated by reference to Quest’s Current Report on Form 8-K, filed on March 17, 2008.

10.34	2009 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on June 19, 2010 (File No. 333-160107).

10.35	2009 Stock Incentive Plan, incorporated by reference to Quest’s Registration Statement on Form S-8, filed on June 19, 2010 (File No. 333-160108).

10.36	Exchange Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.37	Slater Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.38	Younger Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, filed on August 14, 2009.

10.39	Third Amended Plan of Reorganization of Gwenco, Inc., incorporated by reference to Quest’s Current Report on Form 8-K, filed on October 2, 2009.

10.40	Settlement Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

10.41	Bonus Agreement, incorporated by reference to Quest’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 23, 2009.

10.42	Exchange Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

10.43	Exchange Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

10.44	Loan and Security Agreement, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 15, 2010.

21.1	Subsidiaries of Quest Minerals and Mining Corp., incorporated by reference to our Annual Report on Form 10 KSB/A for the year ended December 31, 2006, filed on July 19, 2007.

23.1	Consent of Independent Public Accountants, RBSM, LLP, filed herewith

31.1	Certification of Eugene Chiaramonte, Jr. pursuant to Rule 13a-14(a), filed herewith

32.1	Certification of Eugene Chiaramonte, Jr. pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY ENERGY, INC.

Date	By:	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Eugene Chiaramonte, Jr.	President and Director	April 15, 2011
Eugene Chiaramonte, Jr.

/s/ James Duncan	Director	April 15, 2011
James Duncan