Form 10-Q
period 2011-03-31
Kentucky Energy, Inc.
filed 2011-05-23
CIK 1130126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2011, 305,118,734 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March, 31	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$1,908	$200

Other assets:
Unproved property (Note 3)	44,500	44,500
Assets of discontinued operation held for sale (Note 2)	5,295,916	5,320,972

Total assets	$5,342,324	$5,365,672

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$3,467,276	$3,278,293
Loans payable-current portion, net (Note 5)	2,936,756	2,807,045
Related party loans, net (Note 5)	165,200	-

Total current liabilities	6,569,232	6,085,338

Long-Term Liabilities:
Loans payable-long term portion, net (Notes 5)	33,465	106,922
Related party loans, net (Note 5)	-	165,700

Total long-term liabilities	33,465	272,622

Liabilities of discontinued operation held for sale (Notes 2 and 5)	6,408,283	3,378,509

Total liabilities	13,010,980	9,736,469

Commitments and contingencies (Note 8)	-	-

Deficiency in stockholders' equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized
SERIES A - issued and outstanding 20,726 shares	21	21
SERIES B - issued and outstanding 48,284 shares	48	48
SERIES C - issued and outstanding 260,000 shares	260	260

Common stock, par value $0.0001, 2,500,000,000 shares authorized (Note 7) issued and outstanding 162,020,489 and 64,880,004 shares as of March 31, 2011 and December 31, 2010, respectively	16,204	6,488

Common stock to be issued	-	-

Equity allowance	(587,500)	(587,500)

Paid-in capital	71,233,332	71,017,335
Accumulated deficit	(78,331,021)	(74,807,449)

Total deficiency in stockholders' equity	(7,668,656)	(4,370,797)

Total liabilities and deficiency in stockholders' equity	$5,342,324	$5,365,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2011	2010
Coal revenues	$-	$-
Production costs	-	-

Gross loss	-	-

Operating expenses:
Selling, general and administrative	302,037	203,558
Depreciation and amortization	-	-

Total operating expenses	302,037	203,558

Net loss from operations	(302,037)	(203,558)

Other income (expense):
Gain (loss) on debt settlements	400	-
Interest, net	(126,537)	(158,626)

Net loss from continuing operations before income taxes	(428,174)	(362,184)

Provision for income taxes	-	-

Net loss from continuing operations	(428,174)	(362,184)

Net loss from discontinued operations, net of income taxes (Note 2)	(3,095,398)	(776,011)

Net loss	$(3,523,572)	$(1,138,195)

Loss per common share, basic and diluted:
Net loss from continuing operations	(0.0042)	(0.2667)
Net loss from discontinued operations	(0.0304)	(0.5715)
Net loss	$(0.0346)	$(0.8382)

Weighted average common shares outstanding	101,693,956	1,357,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

	2011	2010

Operating Activities
Net loss from continuing operations	$(428,174)	$(362,184)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Stock issued for interest	1,713	10,467
Stock issued for services	79,570	165,310
Loss (gain) on debt settlements	(400)	-
Amortization of discount on convertible notes	88,085	113,758
Amortization of royalty costs	-	2,122
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(675,758)	828,317
Net cash provided by (used in) operating activities - continuing operations	(934,964)	757,790
Net cash provided by (used in) operating activities - discontinued operations	915,155	(1,225,358)
Net cash used in operating activities	(19,809)	(467,568)

Investing Activities
Unproved property acquisition	(44,500)	-
Net cash (used in) investing activities - continuing operations	(44,500)	-
Net cash (used in) investing activities - discontinued operations	(31,477)	(88)
Net cash (used in) investing activities	(75,977)	(88)

Financing Activities
Proceeds from borrowings	97,500	1,220,746
Net cash provided by financing activities - continuing operations	97,500	1,220,746
Net cash used in financing activities - discontinued operations	-	(668,626)
Net cash provided by financing activities	97,500	552,120

Increase (decrease) in cash	1,714	84,464
Cash at beginning of period	238	7,254
Cash at end of period	1,952	91,718
Less cash of discontinued operations at end of period	44	77,155
Cash of continuing operations at end of period	$1,908	$14,563

Supplemental Disclosures of Cash Flow Information
Cash paid during the period:
Interest	$-	$22,477

Income taxes	$-	$-

Non-cash financing activites:
Conversions of note principal	$51,931	$431,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited.

These unaudited condensed consolidated financial statements have been prepared in accordance with Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

On June 10, 2010, the Company filed an amendment to its Articles of Incorporation to change its corporate name from Quest Minerals & Mining Corp. to Kentucky Energy, Inc.  The change in corporate name took effect on June 16, 2010.

The unaudited condensed consolidated financial statements include our accounts and the accounts for our wholly owned subsidiaries, Quest Minerals & Mining, Ltd. (“Quest Ltd.”), Quest Energy, Ltd. (“Quest Energy”), E-Z Mining Co., Inc. (“E-Z Mining”), and Gwenco, Inc. (“Gwenco”).  On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code. Hence, its results of operations and assets and liabilities are shown as a discontinued operation in 2011 and 2010.  Significant intercompany transactions and accounts are eliminated in consolidation.

Fair Value of Financial Instruments

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s unaudited condensed consolidated financial position, results of operations nor cash flows. The carrying value of current and non-current loans payable and related party loans, as reflected in the balance sheets, approximate its fair values.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on an going concern basis other than assets and liabilities of Gwenco, Inc., which have been recorded at liquidation basis to extent known.  The remainder of the company contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.   The Company incurred net losses from continuing and discontinued operations of $3,523,572 and $1,138,195 for the three months ended March 31, 2011 and 2010 and had a working capital deficit (current assets less current liabilities) of $6,567,324 and $6,085,138 at March 31, 2011 and December 31, 2010, respectively.  These factors along with the involuntary conversion of the bankruptcy case of Gwenco, Inc., the Company’s primary operating subsidiary, to a “Chapter 7” of the U.S. Bankruptcy code, its ability to sell assets, proceed with new business and obtain adequate financing will determine if the Company continues as a going concern.

The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, successful liquidation of assets under Chapter 7 of the bankruptcy code and entering into new related businesses.

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

On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019. (Refer to Note 2)

Recent Accounting Pronouncements

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
MARCH 31, 2011
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

NOTE 2 - DISCONTINUED OPERATION UNDER CHAPTER 7 OF US BANKRUPTCY CODE

In 2009, the United States Bankruptcy Court for the Eastern District of Kentucky confirmed Gwenco’s Plan of Reorganization (the “Plan”) pursuant to Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Kentucky.  The Plan became effective on October 12, 2009.  See Note 16 as set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, for a description of the Plan and its effect on our consolidated financial statements.

On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019.  As a result, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to the court order and accordingly its operation has been presented as a discontinued operation in the accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010.  Assets and liabilities for Gwenco have been recorded at liquidation value to the extent known and estimable; all other assets and liabilities of Gwenco continue to be carried at going concern values until the liquidation is known and estimable.  This resulted in the acceleration of payment terms of certain liabilities and the recognition of a loss on Chapter 7 debt restructuring of $2,697,035.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

For the periods ended March 31, 2011 and 2010, net income (loss) from discontinued operation consisted of:

	2011	2010
Coal revenues	$-	$683,505
Production costs	(36,655)	(974,300
Gross loss	(36,655)	(290,795)
Operating expenses:
Selling, general and administrative	42,340	19,758
Depreciation and amortization	9,022	43,915
Total operating expenses	51,362	63,673
Net loss from operations	(88,017)	(354,468)
Other income (expense):
Loss on Chapter 7 debt restructuring (Note 5)	(2,697,035)	-
Interest, net	(310,346)	(421,543)
Net loss before income taxes	(3,095,398)	(776,011)
Provision for income taxes	-	-
Net loss from discontinued operation, net of income taxes	$(3,095,398)	$(776,011)

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

The assets and liabilities of the discontinued operation at March 31, 2011 and December 31, 2010 consisted of:

	March, 31 2011	December 31, 2010
ASSETS
Current assets
Cash	$44	$38
Prepaid expenses	5,028	8,045
Total current assets	5,072	8,083
Other assets
Leased Mineral Reserves, net	5,165,469	5,165,469
Equipment, net	88,075	97,097
Deposits	37,300	50,323
Total assets	$5,295,916	$5,320,972
Current liabilities:
Accounts payable and accrued expenses	$1,023,019	$985,626
Discontinued debt held for sale (Note 5)	5,385,264	2,392,883	*
Total current liabilities	6,408,283	3,378,509
Net Assets	$(1,112,367)	$1,942,463

*	The total discontinued debt held for sale as of December 31, 2010 amounted to $5,297,743 less present value and BCF discount of $2,904,860.

NOTE 3 - UNPROVED PROPERTY

On July 21, 2010, we entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for $50,000.  In addition, the unrelated third party will be retained for day to day management of the property, including drilling operations for additional consideration of $155,000 per well.  This well will be used to test thoroughly the main oil and gas horizons.  On January 15, 2011, we satisfied the initial deposit requirement pursuant to a lease agreement dated July 21, 2010, where we were seeking to obtain the working interests for certain oil and gas properties in Rockcastle County, Kentucky. As part of the agreement, 75%  net revenue interest representing a 100% working interest of said leases totaling 4,640 acres of oil and gas exploration property were assigned to the company by a third party leaseholder representative. We have not yet determined when initial drilling will commence.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 4 - ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses on continuing operations consist of the following:

	March 31, 2011	December 31,
	(unaudited)	2010
Accounts payable	$1,504,600	1,338,825
Accrued royalties payable-operating (a)	25,545	25,545
Accrued bank claim (b)	650,000	650,000
Accrued taxes	69,186	69,186
Accrued interest (c)	411,712	375,054
Accrued expenses (d)	806,233	819,683
	$3,467,276	$3, 278,293

(a)
The Company accrued $25,545 as an estimated royalty payable in connection with an August 2008 financing.  The debt discount related to the accrued royalty was amortized over the life of the underlying note involved in the financing.

(b)
Community Trust Bank and its insurer, the Federal Insurance Company, commenced an action in Pike County Court, Kentucky against Quest Energy alleging that former employees or associates of Quest Energy engaged in a criminal scheme and conspiracy to defraud Community Trust Bank, that Quest Energy is accordingly responsible for the actions of these former employees and associates, and that Quest Energy obtained a substantial material benefit as a result of this alleged scheme.  Quest Energy has denied these allegations.  As of March 31, 2011, the matter is closed and off the Court’s docket, and no outcome has been determined.  While we believe that this matter will be resolved without a material adverse impact on our cash flows, results of operation, or financial condition, it is reasonably possible that our judgments regarding this matter could change in the future.

(c)	Since all of the company’s issued debt transactions do not offer a compounded interest rate, interest charges continue to accrue on principal only.

(d)
The Company recorded an accrued liability for indemnification obligations of $390,000 to its current and former officers, which represents the fair value of shares of the Company’s common stock, which the officers pledged as collateral for personal guarantees of a loan to the Company.  The Company defaulted on the loan and the lender foreclosed on the officer’s pledged shares.  In January 2007, the Company satisfied $260,000 of this accrued liability by issuing 260,000 shares of Series C Preferred Stock.  The Company has accrued the remaining $130,000 due to its former officer.   In addition, during the period ended December 31, 2004, the Company had recorded accrued expenses of $468,585 from its subsidiaries, E-Z Mining Co. and Gwenco, Inc. as acquisition for mining expenses recorded on their books and records.  The Company continues to carry these balances until further validity can be determined.  The Company also accrues consulting fees based on contractual agreements with outside consultants.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 5 - NOTES PAYABLE

	March 31, 2011	December 31,
	(unaudited)	2010

CONTINUING DEBT:

0% Notes Due on Demand (a).	$202,864	$202,864
7% Senior Secured Convertible Notes Due 2007 (b).	25,000	25,000
5% Unsecured Advances Due on Demand (c).	130,857	130,857
6% Convertible Notes Due 2011 (c).	838,515	838,515
6% Convertible Notes Due 2011 (d).	1,000,000	1,000,000
6% Convertible Notes Due 2011 (e).	165,200	165,700
0% Notes Due on Demand (f).	503,371	498,370
10% Convertible Notes due 2008 (g).	10,000	10,000
6% Convertible Notes due 2010 (h).	2,300	2,300
8% Convertible Notes due 2010 (i).	3,330	3,330
8% Convertible Notes due 2011 (j).	25,000	25,000
5% Convertible Notes due 2014 (k).	50,400	50,400
4% Convertible Notes due 2011 (l).	50,000	-
8% Convertible Notes due 2012 (m).	-	1,481
8% Convertible Notes due 2012 (n).	42,500	-
8% Convertible Notes due 2012 (o).	11,115	11,115
5% Convertible Notes due 2012 (p).	95,000	95,000
8% Convertible Notes due 2012 (q).	55,000	55,000
8% Convertible Notes due 2011 (r).	-	24,500
8% Convertible Notes due 2011 (s).	164,650	169,500
8% Convertible Notes due 2012 (t).	50,000	50,000
8% Convertible Notes due 2012 (u).	4,700	10,700
8% Summary Judgment (w).	35,000	35,000
Total Continuing Debt	$3,464,802	$3,404,632
Current Portion	3,298,587	2,940,737
Less: Unamortized debt discount on Current Portion	(196,631)	(133,692)
Total Continuing Debt – Current Portion, net	$3,101,956	$2,807,045
Long-Term Continuing Debt:	166,215	463,896
Less: Unamortized present value and debt discount on
Long-Term Debt	(132,750)	(191,274)
Total Long-Term Continuing Debt, net	$33,465	$272,622

DISCONTINUED DEBT HELD FOR SALE: (Note 2)
CLASS 1 – Secured Claim with conversion option (x).	$1,292,408	$1,258,942
CLASS 1 – Secured claim with conversion option (y).	2,701,714	2,632,659
CLASS 3 – Unsecured Claims (z).	385,900	385,900
CLASS 3 - Unsecured Claims with conversion option (ai).	319,062	319,062
CLASS 5 – Cured Claims (aii).	199,213	199,213
CLASS 3 - Unsecured Claim with conversion option (aiii).	486,967	501,967
Total Discontinued Debt	$5,385,264	$5,297,743

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

(b)
From February 22, 2005 through April 18, 2005, the Company entered into unit purchase agreements with sixteen third-party investors for a total sale amount of $1,425,000.  Each unit was sold at $25,000 and consisted of a 7% senior secured convertible note due March 6, 2006 and 3.75 Series A Warrants.  The notes were secured by certain of the Company’s assets and were initially convertible into shares of the Company’s common stock at the rate of $20,000 per share, which conversion price was subject to adjustment.  Each Series A Warrant was exercisable into one (1) share of common stock at an exercise price of $200 and one (1) Series B Warrant.  Each Series B Warrant was exercisable into one (1) share of common stock at an exercise price of $40,000.  As of March 31, 2011, $25,000 in principal amount of the original $1,425,000 in notes remains outstanding and in default.

(c)
Since 2006 through March 31, 2011, a third party investor, and its successor in interest, has advanced operational funding into the Company.  Since there had been no formal agreement regarding the balance owed, the Company accrues a 5% annual interest on the principal with the intent that a mutual arrangement will be resolved between both parties.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

(e)
On July 13, 2009, the Company issued a consulting bonus in the form of a convertible promissory note in the aggregate principal amount of $200,000 to a third party consulting company owned by a stockholder of the Company.  The note is due July 13, 2011, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note. As of March 31, 2011, $165,200 remains outstanding and the Company continues to accrue interest in relation to the convertible promissory note.

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

As of March 31, 2011, the Company was in default of this obligation.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

On June 6, 2008, the Company entered into an exchange agreement with the subsequent holder of these notes, in the aggregate principal amount of $835,000, under which the subsequent holder exchanged the notes held by such holder for a new convertible promissory note in the aggregate principal amount of $835,000.  The new note is due June 6, 2010, is unsecured, and bears interest at an annual interest rate of six percent (6%).  The new note is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  As of March 31, 2011, $2,300 remains outstanding and  in default.

(i)
On August 14, 2008, the Company entered into a purchase agreement with an unrelated third party where the Company issued a $400,000 convertible promissory note and granted a three (3) year royalty on future coal sales.  The note is due July 23, 2010, is unsecured, and bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of sixty percent (60%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  The royalty is based on sliding scale ranging from $0.00 to $0.75 per ton, depending on actual sale prices of coal received by the Company.  On August 28, 2009, the Company amended the conversion price to be forty five percent (45%) of the average of the five (5) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.  As of March 31, 2011, $3,330 remains outstanding and in default.

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $225,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  On August 28, 2009, pursuant to the amended conversion feature agreement, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $219,218 and is amortized through the maturity date as interest expense.  As of March 31, 2011,  unamortized discount of $343 remains.

In addition, the Company recognized and measured $25,545 of the proceeds, which is equal to the Company’s estimate of the royalty payable under this agreement, to accrued royalties and a discount against the note.  The debt discount attributed to the accrued royalty is amortized over the note’s maturity period as interest expense.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

In accordance with ASC 470-20, the Company also recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $25,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $10,880 remains.

(k)
On October 14, 2009, the Company entered into an exchange agreement with a third party investor, pursuant to which the investor exchanged approximately $125,000 of evidences of indebtedness, for a new convertible promissory note in the aggregate principal amount of $125,000.  The new note is due October 14, 2014, is unsecured, and bears interest at an annual rate of six percent (6%).  The new note was initially convertible into shares of the Company’s common stock at a conversion price of $0.001 per share.  The conversion price has since adjusted to $0.0001 pursuant to rate adjustment terms set forth in the note.  Subsequent to December 31, 2009, the note was amended to reduce the interest rate to 5% and to amend certain adjustment terms in the conversion price. As of March 31, 2011, $50,400 remains outstanding and the Company continues to accrue interest in relation to the convertible promissory note.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $125,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $37,243 still remains.

(l)
On February 10, 2011, the Company issued a convertible note to a third party investor in the amount of $50,000.  The note is due February 10, 2013, is unsecured, and bears interest at an annual rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $46,597 still remains.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

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

On October 21, 2010, the terms of the note were amended to extend the maturity date until October 23, 2012; and lower the conversion price to thirty five percent (35%) of the average of the five (5) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  Pursuant to the amended conversion features, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $8,090 and the Company recorded a loss on debt settlement of $ 5,050.   As of March 31, 2011, the debt was fully satisfied.

(n)
On February 15, 2011, the Company issued a convertible note to a third party investor in the amount of $42,500.  The note is due November 17, 2011, is unsecured, and bears interest at an annual rate of eight percent (8%).  The note is convertible into shares of the Company’s common stock at a conversion price of forty five percent (45%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $42,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $35,574 still remains.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $8,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of March 31, 2011, unamortized discount of $6,972 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $57,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $30,884 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $55,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $30,518 still remains.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

On October 21, 2010, the terms of the note were amended to extend the maturity date until March 22, 2012; and lower the conversion price to thirty percent (30%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.  Pursuant to the amended conversion features, the Company deemed the existing debt extinguished and reissued it according to the new terms.   The discount was revised to $47,032 and the Company recorded a loss on debt settlement of $21,524. As of March 31, 2011, the debt was fully satisfied.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $169,500 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, unamortized discount of $88,431 still remains.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $50,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of March 31, 2011, unamortized discount of $39,497 still remains.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $13,333 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense. As of March 31, 2011, unamortized discount of $2,441 still remains.

(w)
On July 10, 2006, the Company entered into a settlement arrangement with an existing equipment lessor for the bill of sale on two pieces of equipment, of which the Company had retained possession while in default of prior lease payments.  On October 10, 2006, the Pike County Circuit Court entered an order enforcing this settlement agreement, and on December 19, 2006, the lessor was awarded summary judgment in the amount of $35,000 plus 8% accrued interest from August 9, 2006.  As of March 31, 2011, the Company remains in default.  The lessor has since repossessed the equipment.

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

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,093,771 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, the unamortized discount of $774,754 was recorded as a loss on Chapter 7 debt restructuring as a result of Gwenco’s bankruptcy case conversion to Chapter 7.  Payment terms have been accelerated to face value pursuant to the extent of liquidation valuation.  See Note 2.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,968,281 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, the unamortized discount of $1,394,199 was recorded as a loss on Chapter 7 debt restructuring as a result of Gwenco’s bankruptcy case conversion to Chapter 7.   Payment terms have been accelerated to face value pursuant to the extent of liquidation valuation See Note 2.

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

(ai)
Certain accrued overriding royalties owed to former owners totaling $319,062 have been reclassified as allowed unsecured claims under Gwenco’s Plan, to be paid along with the other allowed unsecured claims under Gwenco’s Plan.  Each former owner has the right to convert up to $40,000 of his or her claim into the Company’s common stock at a conversion price of eighty five percent (85%) of the average of the five (5) per share market values immediately preceding a conversion date, with a minimum conversion price of the par value of the Company’s common stock. In accordance with ASC 470-20, the Company recognized an imbedded beneficial conversion feature present in this note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital.  The Company recognized and measured $1,634 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is amortized over the note’s maturity period as interest expense.  As of March 31, 2011, the unamortized discount of $1,062 was recorded as a loss on Chapter 7 debt restructuring as a result of Gwenco’s bankruptcy case conversion to Chapter 7. Payment terms have been accelerated to face value pursuant to the extent of liquidation valuation See Note 2.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 6  - INCOME TAXES

The Company recognized no income tax benefit for the loss generated for the periods through March 31, 2011.

ASC 740-10 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income.  Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.  Also, the effects of filings under the U.S. bankruptcy code for this primary operating subsidiary could also effect future benefits from any loss carry forwards.

NOTE 7 - COMMON STOCK

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

During the three months ended March 31, 2011, the Company issued an aggregate of 44,310,000 shares of common stock for consulting and legal services.  Expense of $79,570 was recorded related to these shares, which was the market value of such shares issued at a weighted average price of $0.0018 per share.

During the three months ended March 31, 2011, the holders of 6% convertible promissory notes due July 13, 2011, effectuated a series of partial conversions and were issued an aggregate of 5,000,000 shares of common stock at weighted conversion price of $0.0001 per share.  In the aggregate, these issuances reduced the debt by $500 in principal.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

During the three months ended March 31, 2011, the holders of a Class 3 Claim under the Gwenco Plan of Reorganization, due October 12, 2014, exercised its conversion option pursuant to the Plan to effectuate a series of partial conversions and were issued an aggregate of 8,451,657 shares of common stock at weighted conversion price of $0.0018 per share.  In the aggregate, these issuances reduced the debt by $15,000 in principal.

During the three months ended March 31, 2011, the holders of 8% convertible promissory notes due March 22, 2012, effectuated a series of partial conversions and were issued an aggregate of 22,402,040 shares of common stock at weighted conversion price of $0.0011 per share.  In the aggregate, these issuances reduced the debt by $24,100 in principal and $1,456 in accrued interest.

During the three months ended March 31, 2011, the holders of 8% convertible promissory notes due October 23, 2012, effectuated a series of partial conversions and were issued an aggregate of 1,986,230 shares of common stock at weighted conversion price of $0.0008 per share.  In the aggregate, these issuances reduced the debt by $1,481 in principal and $257 in accrued interest.

During the three months ended March 31, 2011, the holders of 8% convertible promissory notes due October 13, 2012, effectuated a series of partial conversions and were issued an aggregate of 2,932,302 shares of common stock at weighted conversion price of $0.002 per share.  In the aggregate, these issuances reduced the debt by $6,000 in principal.

During the three months ended March 31, 2011, the holders of 8% convertible promissory notes due July 20, 2011, effectuated a series of partial conversions and were issued an aggregate of 12,057,096 shares of common stock at weighted conversion price of $0.0004 per share.  In the aggregate, these issuances reduced the debt by $4,850 in principal.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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
MARCH 31, 2011
(Unaudited)

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

Alleged Default under Exit Facility. On June 14, 2010, Interstellar Holdings, LLC, the Company’s secured lender under the exit facility, delivered a notice of default relating to that certain Loan and Security Agreement dated March 8, 2010 by and among Gwenco, Inc., Interstellar Holdings, Inc., Kentucky Energy, Inc. and Quest Minerals & Mining Ltd.  Under the notice, Interstellar alleged an Event of Default under the Loan Agreement occurred and was continuing pursuant to Section 8.21 thereunder as Interstellar allegedly deemed itself “insecure” under the Loan Agreement.  The Company denied Interstellar’s allegation of an Event of Default under the Loan Agreement and contend that no such Event of Default under the Loan Agreement has occurred or is continuing.   On June 17, 2010, Gwenco and Interstellar entered into an agreement pursuant to which, among other things, Interstellar agreed to forbear under the Loan Agreement for a period of 90 days.  The Company continues to contend that no default under the exit facility has occurred.

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

U.S. Bankruptcy Court filings.  On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019. The Court had previously confirmed Gwenco’s Plan of Reorganization filed under Chapter 11 of the Bankruptcy Code on September 15, 2009.

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

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

Oil and Gas rights.  On July 21, 2010, the Company entered into an agreement with an unrelated third party to obtain up to 100 drill sites and a 100% working interest of the oil and gas rights on approximately 3,000 acres of property located in Rockcastle County, Kentucky for an initial deposit of $50,000 to be paid over a scheduled period.   The Company continues to capitalize each subsequent payment as an asset on their financials.   In addition, the unrelated third party is to drill a well for additional consideration of $125,000 if paid by November 5, 2010. The well will be used to test thoroughly the main oil and gas horizons.  On January 15, 2011, we satisfied the initial deposit requirement pursuant to a lease agreement dated July 21, 2010, where we were seeking to obtain the working interests for certain oil and gas properties in Rockcastle County, Kentucky. As part of the agreement, 75%  net revenue interest representing a 100% working interest of said leases totaling 4,640 acres of oil and gas exploration property were assigned to the company by a third party leaseholder representative. We have not yet determined when initial drilling will commence.

SEC Settlement.  On October 31, 2008, the Company received a Wells notice (the “Notice”) from the staff of the Salt Lake Regional Office of the Securities and Exchange Commission (the “Commission”) stating that they are recommending an enforcement action be filed against the Company based on our financial statements and other information contained in reports filed by the Company with the Commission for the Company’s 2004 fiscal year and thereafter.  The Notice states that the Commission anticipates alleging that the Company has violated Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended and Rules 10b-5, 12b-20, 13a-1 and 13a-13 thereunder.  In addition, the Notice states that the Commission anticipates filing a complaint in federal district court against the Company with respect to these violations and also instituting an administrative proceeding against the Company under Section 12(j) of the Exchange Act to revoke the registration of the Company’s common stock.  The Notice provided the Company an opportunity to submit a written statement to the Commission stating the Company’s positions and arguments concerning the staff’s recommendation.  The Company filed a submission with the Commission on these matters.

On April 8, 2011, the Commission announced that it has agreed to a settlement with the Company.  The Company entered into the settlement without admitting or denying the allegations set forth in the Notice, as is consistent with standard Commission practice.  Under the terms of the settlement, the Company consented to cease and desist orders from committing or causing any violations and any future violations of Section 13(a) and 13(b)(2)(A) and (B) of the Exchange Act and Rules 12b-20, 12a-1 and 13a-13 thereunder.  In addition, the Company agreed to perform certain undertakings including maintaining at least two independent director so that not less than 2/3 of its board will be independent directors (ii) employing a chief financial officer qualified to prepare financial statements in accordance with GAAP; (iii) notify the Division of Enforcement if its chief financial officer resigns or is terminated or if one or more board members leave such that the board as a whole is not independent and (iv) adopt a system of written internal controls and identify and implement actions to improve the effectiveness of our disclosure controls, including plans to enhance our resources and training with respect to financial reporting and disclosure responsibilities, and to review such actions with its independent auditors.

KENTUCKY ENERGY, INC.
(formerly Quest Minerals and Mining Corp.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through May 23, 2011.

On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019. The Court had previously confirmed Gwenco’s Plan of Reorganization filed under Chapter 11 of the Bankruptcy Code on September 15, 2009.

From the period of April 1, 2011 to May 23, 2011, the Company issued an aggregate of 44,500,000 shares of common stock as stock awards for consulting and legal services as well as for debt conversion requests.  The shares were valued at the market price of the common stock on the date of the stock award.

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

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following:

(i)	the involuntary conversion of the bankruptcy case of our primary operating subsidiary to a Chapter 7 case of the U.S. Bankruptcy Code;

(ii)	our cash flows, results of operations, or financial condition;

(iii)	our ability to continue as a going concern;

(iv)	our need to continue to finance our operations through additional borrowings or other capital financings, which may not be available as needed;

(v)	our substantial indebtedness outstanding and significantly leveraged operations;

(vi)	our ability to timely obtain necessary supplies and equipment;

(vii)	the impact of the 2010 mine explosion at the Upper Big Branch mine in West Virginia;

(viii)	governmental policies, laws, regulatory actions and court decisions affecting the coal industry or our customers’ coal usage;

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

We include these cautionary statements in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 as well as the “bespeaks caution” doctrine.  Any forward-looking statements should be considered in context with the various disclosures made by us about our company in our public filings with the SEC, including, without limitation, the Risk Factors more specifically described on our annual report on Form 10-K for the year ended December 31, 2010, as amended.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing unless required by securities law, and we caution the reader not to rely on them unduly.

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

2011 Developments

Conversion of Bankruptcy Case.  On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019.  The Court had previously confirmed Gwenco’s Plan of Reorganization filed under Chapter 11 of the Bankruptcy Code on September 15, 2009.  As a result, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to court order and accordingly its operation has been presented in this report as a discontinued operation.  Assets and liabilities of Gwenco have been valued at liquidation value to the extent known and estimable.  All other assets and liabilities of Gwenco continue to be carried at going concern values until the liquidation is known and estimable.  This resulted in the acceleration of payment terms of certain liabilities and net loss from discontinued operations, net of income taxes, of $3,095,398.

Operations Overview.  In the quarter ended March 31, 2011, we conducted no mining operations.  We initially shut down our coal mining operations on October 19, 2010 after an unauthorized person entered our property and electrocuted himself while attempting to illegally remove copper from our property.  We intended to reopen a few weeks after the accident, but lacked sufficient funds to do so on a consistent basis.  Due to the conversion of the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, to Chapter 7 of the U.S. Bankruptcy Code, the operation of Gwenco has been presented in this report as discontinued operation.

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

Discontinued Operations

On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019.  As a result, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to the court order and accordingly its operation has been presented as a discontinued operation in the accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010. In addition, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to court order.  Assets and liabilities of Gwenco have been valued at liquidation value to the extent known and estimable.  All other assets and liabilities of Gwenco continue to be carried at going concern values until the liquidation is known and estimable.  This resulted in the acceleration of payment terms of certain liabilities and net loss from discontinued operations, net of income taxes, of $3,095,398.

Asset Impairment

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed.  If the review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

Income Taxes

We provide for the tax effects of transactions reported in the financial statements.  The provision, if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  As of the quarter ended March 31, 2011, we have no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to our net operating loss carry forward was fully offset by a valuation allowance.  However, we have not filed its corporate income tax returns since 2002.

Fair Value

Our financial instruments, as defined by FASB ASC Topic 825-10-50, “Financial Instruments”, include cash, advances to affiliate, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings.  All instruments due to the short maturity of these financial instruments, approximates fair value as at March 31, 2011.

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

Other Recent Accounting Pronouncements

We do not expect that the adoption of other recent pronouncements from the Public Company Oversight Board to have any impact on its unaudited condensed consolidated financial statements.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data from continuing operation:

	Three Months Ended
	March 31,
	2011	2010
Revenues	$-	$-
Production costs	-	-
Selling, general and administrative	302,037	203,558
Depreciation and Amortization	-	-
Operating (loss)	$(302,037)	$(203,558)

Comparison of the three months ended March 31, 2011 and 2010

Net sales.  Revenues for us were $0 for the three months ended March 31, 2011 and 2010.  Due to the recent conversion of Gwenco’s bankruptcy case to Chapter 7, our coal mining operations, including revenues related thereto,  have been presented as discontinued operations.

Production costs.  Production costs were $0 for the three months ended March 31, 2011 and 2010. Due to the recent conversion of Gwenco’s bankruptcy case to Chapter 7, our coal mining operations, including production costs related thereto,  have been presented as discontinued operations.

Selling, general, and administrative.  Selling, general and administrative expenses increased to $302,037 for the three months ended March 31, 2011, from $203,558 for the three months ended March 31, 2010.   The increase resulted from increases in compensation costs, equipment lease payments and professional fees.

Depreciation and amortization.  Depreciation expense was $0 for the three months ended March 31, 2011 and 2010.  Due to the recent conversion of Gwenco’s bankruptcy case to Chapter 7, our coal mining operations, including depreciation expenses  related thereto,  have been presented as discontinued operations.

Operating loss.  We incurred an operating loss of $302,037 for the three months ended March 31, 2011 from $203,558 for the three months ended March 31, 2010.   We had higher operating losses in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily from our increase on selling, general and administrative expenses.

Net Loss from Discontinued Operations.  We had a net loss from discontinued operations, net of income taxes of $3,095,398 for the three months ended March 31, 2011 from $776,011 for the three months ended March 31, 2010.  The loss is a result of the involuntary conversion of the bankruptcy case of Gwneco to Chapter 7 under the U.S. Bankruptcy Code and the corresponding acceleration of our all long-term debt restructured under our previously confirmed bankruptcy plan under Chapter 11 and as a result we expensed the amount of such loss from recognize unamortized discounts previously associated with the restructured debt.

Liquidity and Capital Resources

We have financed operations, acquisitions, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2011 was $6,567,324.  We had cash of $1,908 as of March 31, 2011.

We used $19,809 of net cash in operating activities for the three months ended March 31, 2011, compared to using $467,568 in the three months ended March 31, 2010.  Cash used in operating activities for the three months ended March 31, 2011 was due to our net loss of $428,174, and a decrease in accounts payable and accrued expenses of $675,758.  This was offset by non-cash expenses of a gain on debt extinguishments of $400, $1,713 of stock issued for interest, $79,570 of stock issued for services, $88,085 of amortized discount on convertible notes and net cash used in operating activities for discontinued operations of $915,155.

Net cash flows used in investing activities was $75,977 for the three months ended March 31, 2011, as compared to $88 of net cash flows used in investing activities for the comparable period in 2010.  The net cash flows used in investing activities in 2011 resulted from $44,500 for an unproven property acquisition and $31,477 in net cash used in investing activities of discontinued operations.

Net cash flows provided by financing activities were $97,500 for the three months ended March 31, 2011, compared to net cash flows provided by financing activities of $552,120 for the three months ended March 31, 2010.  This decrease in net cash provided by financing activities is due to our decrease in borrowings to $97,500 in the three months ended March 31, 2011 as compared to $1,220,746 in borrowings in the three months ended March 31, 2010, which amount was offset by net cash used in financing activities for our discontinued operations of $668,626 in such period.

Financings and Debt Restructurings

Exit Facility

Under Gwenco’s Plan of Reorganization, the Court approved an exit facility under which Interstellar Holdings, LLC will provide up to $2 million in financing to Gwenco.  The exit facility consists of a 12% secured convertible line of credit note due March 2015.  The note is convertible into our common stock at a rate of the lower of (i) $0.001 per share and (ii) 40% of the average of the three lowest per shares market values of our common stock during the 10 trading days before a conversion; provided that the holder is prohibited from converting if such conversion would result in it holding more than 4.99% of our outstanding common stock.  The obligations under the exit facility are secured and guaranteed by us and our subsidiaries.  As of March 31, 2011, the outstanding balance on the exit facility was approximately $2.7 million.

On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019.  The Court had previously confirmed Gwenco’s Plan of Reorganization filed under Chapter 11 of the Bankruptcy Code on September 15, 2009.

As a result, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to court order and accordingly its operation has been presented in this report as a discontinued operation.  Assets and liabilities of Gwenco have been valued at liquidation value to the extent known and estimable.  All other assets and liabilities of Gwenco continue to be carried at going concern values until the liquidation is known and estimable.  This resulted in the acceleration of payment terms of certain liabilities and the recognition of a net loss from discontinued operations, net of income taxes of $3,095,038.

Convertible Notes

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

Capital Requirements

The report of our independent accountants for the fiscal year ended December 31, 2010 states that we have incurred operating losses since inception and requires additional capital to continue operations, and that these conditions, along with the involuntary conversions of the bankruptcy case of Gwenco, Inc., our primary operating subsidiary  to a Chapter 7 of the U.S. Bankruptcy Code, our ability to sell assets, proceed with new businesses and obtain adequate financing will determine if we continue as a going concern. Our future capital requirements will depend on numerous factors including, but not limited to successful liquidation of assets under Chapter 7 of the bankruptcy court and entering inter new related businesses.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. In addition, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies that existed in the design or operation of our internal control over financial reporting that they consider to be “material weaknesses.”  The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In light of the material weaknesses described below, we performed additional procedures to ensure that the unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Material developments in legal proceedings affecting us are described in Part I, Item 3 – Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2010, as they relate to the fiscal quarter ended March 31, 2011, are set forth in Note 8, “Commitments and Contingencies,” of the Notes to unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – CHANGES IN SECURITIES

(a)

(1)           During the quarter ended March 31, 2011, we issued an aggregate of 44,377,668 shares of common stock upon conversions of various convertible notes. The aggregate principal and interest amount of these notes that were converted was $38,644.  The issuances were exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act of 1933.

(2)           During the quarter ended March 31, 2011, we issued an aggregate of 8,451,657 shares of common stock pursuant to Gwenco’s Plan of Reorganization in partial satisfaction of certain claims against Gwenco in the Gwenco Bankruptcy proceedings.  The aggregate amount of claims satisfied pursuant to these issuances was $15,000.  The issuances were exempt pursuant to Section 1145 of the Bankruptcy Code.

(3)           On February 10, 2011, we borrowed $50,000 from an investor and in connection therewith, we issued a $50,000 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our common stock at a conversion price of thirty percent (30%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date.   The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

(4)           On February 15, 2011, we borrowed $42,500 from an investor and in connection therewith, we issued a $42,500 convertible promissory note.  The note bears interest at an annual interest rate of eight percent (8%).  The note is convertible into shares of our  common stock at a conversion price of forty five percent (45%) of the average of the three (3) lowest per share market value during the ten (10) trading days immediately preceding a conversion date. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

(b)	None.

(c)	None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	None.

(b)	None.

ITEM 4 – (REMOVED AND RESERVED)

None.

ITEM 5 – OTHER INFORMATION

Conversion of Bankruptcy Case.  On May 11, 2011, the U.S. Bankruptcy Court for the Eastern District of Kentucky ordered that the bankruptcy case of Gwenco, Inc., our wholly owned subsidiary, be converted to a case under Chapter 7 of the Bankruptcy Code pursuant to 11 U.S.C. Section 1112 and Bankruptcy Rules 1017 and 1019.  The Court had previously confirmed Gwenco’s Plan of Reorganization filed under Chapter 11 of the Bankruptcy Code on September 15, 2009.

As a result, Gwenco has accelerated all long-term debt restructured under the October 12, 2009 plan pursuant to court order and accordingly its operation has been presented in this report as a discontinued operation.  Assets and liabilities of Gwenco have been valued at liquidation value to the extent known and estimable.  All other assets and liabilities of Gwenco continue to be carried at going concern values until the liquidation is known and estimable.  This resulted in the acceleration of payment terms of certain liabilities and the recognition of net loss on discontinued operation, net of income taxes of $3,095,398.

ITEM 6 – EXHIBITS

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

KENTUCKY ENERGY, INC.

May 23, 2011	/s/ Eugene Chiaramonte, Jr.
Eugene Chiaramonte, Jr.
President
(Principal Executive Officer and Principal Accounting Officer)